Form 10QSB
period 1996-03-31
FI TEK VII INC
filed 1996-05-21
CIK 869498

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET AND STATEMENTS OF LOSS AND ACCULULATED DEFICIT AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 10QSB FOR THE QUATER ENDED MARCH 31, 1996 FOR FI-TEK VII, INC.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                           21951
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                 21951
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  115629
[CURRENT-LIABILITIES]                              292
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           290
[OTHER-SE]                                      131765
[TOTAL-LIABILITY-AND-EQUITY]                    115629
[SALES]                                              0
[TOTAL-REVENUES]                                   904
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                  1387
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                  (483)
[INCOME-TAX]                                     (483)
[INCOME-CONTINUING]                              (483)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     (483)
[EPS-PRIMARY]                                   (0.01)
[EPS-DILUTED]                                   (0.01)