Form 10QSB
period 1996-09-30
FI TEK VII INC
filed 1996-11-13
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37514-D


                                  FI-TEK VII, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1148206
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                           80104
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 660-1710
________________________________________________________________________________
                 (Registrant's telephone number, including area code)

                               Not Applicable
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                           at November 7, 1996
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          29,017,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Accountants' Disclaimer of Opinion .......................  3

         Balance Sheet ............................................  4

         Statements of Loss and Accumulated Deficit ...............  5

         Statements of Cash Flows .................................  6

         Notes to Financial Statements ............................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............  8


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. .......................  9

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek VII, Inc.


The accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company), as of September 30, 1996, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Aurora, Colorado
October 31, 1996

                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                  Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 1996




         ASSET
CURRENT ASSETS
   Cash and cash equivalents                                         $  21,687
                                                                      --------
         Total current assets                                           21,687
OTHER ASSETS
   Restricted cash                                                           -
   Organization costs (net)                                                  -
                                                                      --------
      Total other assets                                                     -

         TOTAL ASSETS                                                $  21,687
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      50
   Accounts payable - related party                                        474
                                                                      --------

         Total current liabilities                                         524


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 29,017,500 shares issued
      and outstanding                                                      290
   Additional paid-in capital                                           38,087
   Deficit accumulated during the
      development stage                                                (17,214)
                                                                      ---------
         Total stockholders' equity                                     21,163
                                                                      _________

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  21,687
                                                                      =========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                               Period
                               July 12,     Three       Three
                               1990         Months      Months
                               (Inception)  ended       ended
                               to September September   September
                               30, 1996     30, 1996    30, 1995
                               ----------   ----------  ----------
REVENUES
  Investment income            $  12,071    $     113   $     996


EXPENSES
  Legal and accounting            18,131            -       1,257
  Office expense                   3,710          117         105
  Transfer agent                   1,965          150         109
  Taxes and licenses               1,979            -           -
  Officer compensation             3,000            -           -
  Amortization                       500            -           4
                                 --------     --------    --------
        Total expenses            29,285          267       1,475
                                 --------     --------    --------
NET LOSS                         (17,214)        (154)       (479)

Accumulated deficit
  Balance,
    beginning of period                -      (17,060)    (15,252)
                                 --------     --------    --------
  Balance,
        end of period         $  (17,214)  $  (17,214)  $ (15,731)
                                 ========     ========    ========
NET LOSS PER SHARE            $     (NIL)  $     (NIL)  $    (NIL)
                                 ========     ========    ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING             26,066,664   29,017,500  29,017,500
                                 ==========   ==========  ==========


       The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                          Period
                                          July 12,       Three        Three
                                          1990           Months       Months
                                          (Inception)    ended        ended
                                          to September   September    September
                                          30, 1996       30, 1996     30, 1995
                                          ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                              $ (17,214)     $    (154)   $    (479)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                            500              -            4
      Increase (decrease) in accounts
        payable                                50              -        1,000
      Increase (decrease) in accounts
        payable - related party               474            117          105
                                         ---------      ---------    ---------
    Net cash provided (used)
       by operating activities            (16,190)           (37)         630

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                    (500)             -            -
                                         ---------      ---------    ---------
    Net cash used by
      investing activities                   (500)             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                178,390              -            -
  Deferred offering costs
    paid                                  (46,335)             -            -
  Statutory escrow contribution           (93,678)             -            -
  Loans from shareholders                   4,000              -            -
  Repayment of loans from
    shareholders                           (4,000)             -            -
                                         ---------      ---------    ---------
    Net cash provided
      by financing activities              38,377              -            -
                                         ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                21,687            (37)         630

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                           -         21,724       23,304
                                         ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $  21,687      $  21,687    $  23,934
                                         =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek VII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.
These financial statements should be read in conjunction with the audited financial statements at June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary of the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At September 30, 1996, the Company had total liquid capital resources (cash) of $21,687.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At September 30, 1996 (quarter end), the
Company had current assets of $21,687 and total assets of $21,687. These figures compare to $23,934 in current assets and $117,612 in total assets at September 30, 1995, the total assets for the period ended September 30, 1995 consisted primarily of restricted cash deposited in escrow pursuant to the Colorado Securities Act, while the total assets at September 30, 1996 consist of $21,687 of unrestricted cash. The decreases in current and total assets from the quarter ended September 30, 1995 to the comparable period in 1996 are attributable the Company's operating expenses during the quarter ended September 30, 1996, which exceeded the Company's receipt of interest earned on cash balances during the quarter and the distribution of escrowed funds in April 1996.

     The Company continues to carry out its plan of business, identifying and evaluating acquisition candidates. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of the business entity which the Company eventually acquires.

Results of Operations

     Since completing its public offering and during the fiscal quarter ended September 30, 1996, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. Other than interest income of $113 and $996, respectively no revenues were received by the Company during the quarters ended September 30, 1996 and 1995. No other revenues, except interest income of $12,071, have been received by the Company since inception. The Company experienced a net loss of $154 and $479, respectively, during the quarters ended September 30, 1996 and 1995. This decrease in net loss is attributable primarily to a reduction in legal and accounting costs related to the filing of the Company's Form 10-K SB and federal and state tax returns. These costs will be charged to operations for 1996 in the second fiscal quarter.

     For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated primarily with compliance with reporting requirements and with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None

                             Signatures

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the duly authorized person.

Date: November 11, 1996                           Fi-Tek VI, Inc.
                                                  By: /s/ Ronald J. Miller
                                                     Ronald J. Miller
                                                     Principal Financial Officer