Form 10QSB
period 1997-09-30
FI TEK VII INC
filed 1997-11-19
CIK 869498

CONFORMED COPY

                                    FORM 10-Q SB

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37514-D


                                  FI-TEK VII, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

         Delaware                                        84-1148206
_____________________________              _________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                         80104
__________________________________________________________________________
 (Address of principal executive offices)                      (Zip  Code)

                                (303) 660-1710
___________________________________________________________________________
            (Registrant's telephone number, including area code)

                            Not Applicable
____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


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

                                                        Shares  Outstanding
     Class of Securities                                at November 7, 1997
     ___________________                                ___________________

     Common Stock, par value $.00001 per share             29,017,500

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

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek VII, Inc.


The accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company), as of September 30, 1997, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
November 11, 1997

                                                COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                                  Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  September 30, 1997




         ASSET
CURRENT ASSETS
   Cash and cash equivalents                                  $  17,947
                                                               --------
         Total current assets                                    17,947
                                                               --------
         TOTAL ASSETS                                         $  17,947
                                                               ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $      50
   Accounts payable - related party                                 389
                                                               --------

         Total current liabilities                                  439


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                     -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 29,017,500 shares issued
      and outstanding                                               290
   Additional paid-in capital                                    38,087
   Deficit accumulated during the
      development stage                                         (20,869)
                                                              ---------
         Total stockholders' equity                              17,508

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  17,947
                                                               ========
The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                      Period
                                      July 12,     Three       Three
                                      1990         Months      Months
                                      (Inception)  ended       ended
                                      to September September   September
                                      30, 1997     30, 1997    30, 1996
                                      ----------   ----------  ---------
REVENUES
  Investment income                  $   12,505    $      98   $     113


EXPENSES
  Legal and accounting                   20,999            -           -
  Office expense                          4,174          136         117
  Transfer agent                          2,389            -         150
  Taxes and licenses                      2,162            -           -
  Officer compensation                    3,150          150           -
  Amortization                              500            -           -
                                        --------     --------    --------
        Total expenses                   33,374          286         267
                                        --------     --------    --------
NET LOSS                                (20,869)        (188)       (154)

Accumulated deficit
  Balance, beginning of period               -      (20,681)    (17,060)
                                       --------     --------    --------
  Balance, end of period            $  (20,869)  $  (20,869)  $ (17,214)
                                       ========     ========    ========
NET LOSS PER SHARE                  $     (NIL)  $     (NIL)  $    (NIL)
                                       ========     ========    ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                 26,473,954   29,017,500  29,017,500
                                     ==========   ==========  ==========


The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                   Period
                                   July 12,       Three        Three
                                   1990           Months       Months
                                   (Inception)    ended        ended
                                   to September   September    September
                                   30, 1997       30, 1997     30 1996
                                  ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                       $ (20,869)     $    (188)   $    (154)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
    Amortization                       500              -            -
    Decrease in accounts
      Receivable                         -            250            -
    Increase (decrease) in accounts
      payable                           50              -            -
    Increase (decrease) in accounts
      payable - related party          389            135          117
                                  ---------      ---------    ---------
    Net cash used by operating
      activities                   (19,930)           197          (37)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                             (500)             -            -
                                  ---------      ---------    ---------
    Net cash used by
      investing activities            (500)             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock         178,390              -            -
  Deferred offering costs
    paid                           (46,335)             -            -
  Statutory escrow contribution    (93,678)             -            -
                                  ---------      ---------    ---------
    Net cash provided (used)
      by financing activities       38,377              -            -
                                  ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS         17,947            197          (37)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -         17,750       21,724
                                  ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                  $  17,947      $  17,947    $  21,687
                                  =========      =========    =========


The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1997



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek VII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulation, and management believes that the disclosures are adequate to make the information presented not misleading. These Financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of Financial position and results of operations. All such adjustments are of a normal and reoccurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At September 30, 1997, the Company had total liquid capital resources (cash) of $17,947.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds, and distribution of
escrowed funds in April 1996.   At September 30, 1997 (quarter end), the
Company had current assets of $17,947 and total assets of $17,947. These figures compare to $21,687 in current assets and $21,687 in total assets at September 30, 1996, the total assets for the periods ended September 30, 1997 and 1996 consisted of unrestricted cash. The decreases in current and total assets between the quarters ended September 30, 1997 and 1996 are attributable to timing differences in the payment of the Company's operating expenses and lower interest income during the quarter ended September 30, 1997 than in the comparable quarter in the preceding year.

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

Results of Operations

     Since completing its public offering in October 1992, and during the fiscal quarter ended September 30, 1997, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $98 and $113, respectively, no revenues were received by the Company during the quarter ended September 30, 1997 and 1996. No other revenues, except interest income of $12,505, have been received by the Company since inception. The Company experienced a net loss of $188 and $154, respectively, during the quarters ended September 30, 1997 and 1996. This decrease in net loss is attributable primarily to a reduction in legal and accounting costs related to the filing of the Company's Form 10-K SB and federal and state returns. These costs will be charged to operations for 1996 in the second fiscal quarter..

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

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

                None

Signatures

Pursuant to the requirements of the Securities Act of 1934,a s amended, the Registrant has caused this report to be signed on its behalf by the duly authorized person.

Date :  November 19, 1997               Fi-Tek VII, Inc.
                                        By: /s/ Ronald J. Miller
                                        ------------------------
                                            Ronald J. Miller
                                            Principal Financial Officer