Form 10QSB
period 1997-12-31
FI TEK VII INC
filed 1998-02-17
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                                                          Shares  Outstanding
            Class of Securities                           at January 15 1998
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

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek VII, Inc.


The accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company), as of December 31, 1997, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
February 14, 1998

                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                  Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 December 31, 1997




         ASSET
CURRENT ASSETS
   Cash and cash equivalents                                         $  15,592
                                                                      --------
         Total current assets                                           15,592
                                                                      --------

         TOTAL ASSETS                                                $  15,592
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      47
   Accounts payable - related party                                        189
                                                                      --------

         Total current liabilities                                         236


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 29,017,500 shares issued
      and outstanding                                                      290
   Additional paid-in capital                                           38,087
   Deficit accumulated during the
      development stage                                                (23,021)
                                                                      ---------
         Total stockholders' equity                                     15,592
                                                                      _________

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  15,592
                                                                      =========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                               Period
                               July 12,     Three       Three       Six          Six
                               1990         Months      Months      Months       Months
                               (Inception)  ended       ended       ended        ended
                               to December  December    December    December     December
                               31, 1997     31, 1997    31, 1996    31, 1997     31, 1996
                               ----------   ----------  ----------  ----------   ---------
REVENUES
  Investment income            $  12,240    $      71   $     114         169         227


EXPENSES
  Legal and accounting            20,104        1,973       2,268       1,973       2,268
  Office expense                   3,949          103          75         239         192
  Transfer agent                   2,262          147         124         297         274
  Taxes and licenses               1,979            -           -           -           -
  Officer compensation             3,000            -           -           -           -
  Amortization                       500            -           -           -           -
                                 --------     --------    --------    --------   --------
        Total expenses            31,794        2,223       2,467       2,509       2,734
                                 --------     --------    --------    --------   --------
NET LOSS                         (19,554)      (2,152)     (2,353)     (2,340)     (2,507)

Accumulated deficit
  Balance,
    beginning of period                -      (20,869)    (17,214)    (20,681)    (17,060)
                                 --------     --------    --------   --------    --------
  Balance,
        end of period         $  (23,021)  $  (23,021)  $ (19,567)    (23,021)    (19,567)
                                 ========     ========    ========   =========   ========
NET LOSS PER SHARE            $     (NIL)  $     (NIL)  $    (NIL) $     (NIL)  $    (NIL)
                                 ========     ========    ========   ========    ========
  SHARES OUTSTANDING            26,551,707  29,017,500  29,017,500  29,017,500  29,017,500
                                ==========  ==========  ==========  ==========  ==========


       The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                        Period
                                        July 12,       Six          Six
                                        1990           Months       Months
                                        (Inception)    ended        ended
                                        to December    December     December
                                        31, 1997       31, 1997     31, 1996
                                        ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                            $ (23,021)     $  (2,340)   $  (2,507)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                          500              -            -
      Decrease in accounts
        Receivable                            -            250            -
      Increase (decrease) in accounts
        payable                              47             (3)          (2)
      Increase (decrease) in accounts
        payable - related party             189            (65)        (357)
                                         ---------      ---------    ---------
    Net cash provided (used) by
       operating activities             (22,285)        (2,158)       (2,866)
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                  (500)             -             -
                                       ---------      ---------     ---------
    Net cash used by
      investing activities                 (500)             -             -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock              178,390              -             -
  Deferred offering costs
    paid                                (46,335)             -             -
  Statutory escrow contribution         (93,678)             -             -
  Loans from shareholders                 4,000              -             -
  Repayment of loans from
    shareholders                         (4,000)             -             -
                                       ---------      ---------     ---------
    Net cash provided
      by financing activities            38,377              -             -
                                       ---------      ---------     ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS              15,592         (2,158)       (2,866)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                         -         17,750        21,724
                                       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $  15,592      $  15,592     $  21,724
                                       =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1997



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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary of the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At December 31, 1997, the Company had total liquid capital resources (cash) of $15,592.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At December 31, 1997 (quarter end), the Company had current assets of $15,592 and total assets of $15,592. These figures compare to $18,858 in current assets and $ 18,858 in total assets at December 31, 1996, consisting of $15,592 and $18,858 of unrestricted cash respectively. The decreases in current and total assets from the quarter ended December 31, 1996 to the comparable period in 1997 are attributable the Company's operating expenses during the quarter ended December 31, 1997, which exceeded the Company's receipt of interest earned on cash balances during the quarter.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended December 31, 1997, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. Other than interest income of $71 and $114, respectively no revenues were received by the Company during the quarters ended December 31, 1997 and 1996. No other revenues, except interest income of $12,240, have been received by the Company since inception. The Company experienced a net loss of $2,152 and $2,353, respectively, during the quarters ended December 31, 1997 and 1996. This increase in net loss is attributable primarily to an increase in legal and accounting costs related to the filing of the Company's Form 10K SB and federal and state tax returns.


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

Date: February 15, 1997                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Principal Financial Officer