Form 10KSB
period 1998-06-30
FI TEK VII INC
filed 1998-11-17
CIK 869498

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                         OR

( ) 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37514-D


                                 FI-TEK VII, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                  84-1148206
______________________________         __________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

5530 East `17th Avenue Parkway, Denver Colorado                 80220
_________________________________________________________________________
 (Address of principal executive offices)                     (Zip  Code)

                               (303) 394-1187
_________________________________________________________________________
            (Registrant's telephone number, including area code)

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

     As of August 31, 1998, the aggregate value of the 12,117,500 shares of voting stock held by non-affiliates of the registrant was $121,175.

     The number of shares outstanding of the registrant's only class of common stock, as of August 31, 1998, was 29,017,500.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.



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

     At August 31, 1998, the Company had approximately 50 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At June 30, 1998, the Company had total liquid capital resources
(cash) of $14,543.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. The Company's balance sheet for the fiscal year ended June 30, 1998, reflects a current asset value of $14,543 and a total asset value of $14,543. The figures compare to $18,000 in current assets and $18,000 in total assets at June 30, 1997. The total assets for the 1998 fiscal year end consisted of $14,543 of unrestricted cash, while total assets for the 1997 fiscal year consisted of $17,750 of unrestricted cash and $250 in receivables. The decreases in current and total assets from the 1997 fiscal year end to the 1998 fiscal year end are attributable to the Company's operating expenses exceeding its receipt of interest earned on cash balances during the fiscal year ended
June 30, 1998, and expenses related to compliance reporting.

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

Results of Operations

     Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $305 and $449, no revenues were received by the Company during the fiscal years ended June 30, 1998 and 1997, respectively. Since inception, the Company has earned interest income of $12,712. No other revenues have been received by the Company since inception. The Company experienced a net loss of $3,873 and $3,621, respectively, during the fiscal years ended June 30, 1998 and 1997. This increase in net loss is attributable a significant decrease in interest income during fiscal 1998 as compared to fiscal 1997.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants during the last two most recent fiscal years.

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    56       President, Director
                                  since July 13, 1990

      Ronald J. Miller   55       Secretary, Treasurer, Director
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

     Mr. Kramer served as president and a director from 1984 to 1987 of
Fi-Tek Corp., a "blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in 1986. In 1987, Fi-Tek Corp. acquired Boston Technology, Inc. and moved its operations to Cambridge, Massachusetts. From May 1987 to November 1988, Mr. Kramer served as president, treasurer and the chairman of the board of Fi-Tek II, Inc., a
"blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in July 1988.  In October 1988, Fi-Tek II,
Inc., acquired On Line Communications, Inc. and moved its operations to
San Jose, California.  The company subsequently changed its name to On
Line Network, Inc. and has since ceased operations.  Mr. Kramer also served, commencing in November 1988, as the president, treasurer and a director of Fi-Tek III, Inc., a Delaware-chartered "blind pool"
corporation which completed an offering of securities in September 1989, and which in August 1990 acquired Videoconferencing Systems, Inc., a
Norcross, Georgia-based company.  Effective as of the date of acquisition, Mr. Kramer resigned as president and treasurer, but retained his position on the board of directors.  The Company has since changed its name to VSI Enterprises, Inc. and Mr. Kramer resigned his position as director on July 15, 1991. From February 1987 until December 1989, he was also the treasurer and a director of Bluestone Capital Corp., a
Colorado "blind pool" corporation which completed an offering of securities in November 1988 and which moved its operations to Braintree, Massachusetts after acquiring Dialogue, Inc. in December 1989. The company has since ceased operations.  Mr. Kramer also served as an officer and director of Catalina Capital Corp. ("Catalina"), a Delaware-chartered "blind pool" corporation which completed a public offering of its securities in April 1991 and which moved its operations to
Scottsdale, Arizona after acquiring Explore Technology, Inc. ("Explore")
in August 1992. Mr. Kramer resigned all positions with Catalina upon the closing of the acquisition of Explore. Explore has since changed its name to Instant Video Technology, Inc.  Mr. Kramer also served as president, treasurer and a director of Fi-Tek IV, Inc., a Delaware-
chartered "blind pool" corporation which completed an offering of
securities in September 1990.   During December  1992,   Fi-Tek IV
completed a reverse  acquisition  (stock-for-stock exchange)  of  DBS
Network,   Inc.,   a Mill Valley,   California-based company,   which
through its equity ownership of another entity, holds an interest in a permit granted by the Federal Communications Commission for launch and operation of direct broadcast satellites and is otherwise engaged in the automated meter reading business for public utilities from satellites.
Fi-Tek IV has since changed its name to DBS Industries, Inc. For approximately a one-month period in October 1990, Mr. Kramer served as a director of Power Capital, Inc. (now known as 1st National Film Corp.), a "blind pool" company which completed a public offering of its securities in November 1989. Mr. Kramer is also an officer and director of another "blind pool" company, Fi-Tek V, Inc., which completed a "blind pool" public offering of its securities in January 1992. Mr. Kramer was an officer and director of Harbour Capital Corp. which completed a "blind pool" public offering of its securities in October 1993. On May 16, 1997, the company effected a reverse acquisition (stock-for-stock exchange) with Benefits Administration, Inc. and Telesave Corporation. Mr. Kramer also served as an officer and director of Fi-Tek VI, Inc., a "blind pool" company, from its inception in January 1990 until September 1997, at which time Fi-Tek VI completed a reverse acquisition with Psychrometric Systems, Inc. ("PSI"), and Mr. Kramer resigned his positions with Fi-Tek VI. PSI is a world-wide supplier of cooling water towers for the power, refining, chemical HVAC and process industries.

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

ITEM 10.     EXECUTIVE COMPENSATION

             (a) Cash Compensation

     Since inception, no executive officer of the Company has received cash compensation other than reimbursement of expenses incurred on behalf of the Company, except that (i) Mr. Kramer, the Company's President, received $3,000 of salary during the 1993 fiscal year and (ii) a law firm of which Mr. Miller, the Company's Secretary and Treasurer, was a partner until the firm dissolved in July 1991, has received a total of $9,900 for legal services performed since inception. See "Item 12. Certain Relationships and Related Transactions."

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

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of August 31, 1998, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

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

Date:  October 13, 1998                        FI-TEK VII, INC.



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


           Name                    Title                       Date
  ----------------------    -------------------            --------------

  /s/ Frank L. Kramer
  -------------------
      Frank L. Kramer      President, Director, and
                           Principal Executive Officer    October 13, 1998


  /s/ Ronald J. Miller
  --------------------
      Ronald J. Miller     Treasurer, Secretary,
                           Director and Principal
                           Financial Officer              October 13, 1998



Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors and Stockholders of
Fi-Tek VII, Inc.


We have audited the accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company) as of June 30, 1998, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years then ended, and for the period from inception (July 12, 1990) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VII, Inc. as of June 30, 1998, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (July 12, 1990) to June 30, 1998 in conformity with generally accepted accounting principles.



Denver, Colorado
September 22, 1998

                                           COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1998


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    14,543
                                                      ----------
   Total current assets                                   14,543
                                                      ----------
  TOTAL ASSETS                                       $    14,543
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       548
   Accounts payable - related party                          172
                                                      ----------
  Total current liabilities                                  720

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value;
     20,000,000 shares authorized;
     no shares issued and outstanding                          -
   Common stock, $0.00001 par value;
     500,000,000 shares authorized;
     29,017,500 shares issued and
     outstanding at June 30, 1998.                           290
   Additional paid-in capital                             38,087
   Deficit accumulated during the
     development stage                                   (24,554)
                                                       ----------
      Total stockholders' equity                          13,823
                                                       ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      14,543
                                                       ==========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-2

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1998                  1998       1997
                                -------------      ---------- ----------
REVENUES
   Investment income           $    12,712        $     305  $     449
                                ----------         --------   --------
EXPENSES
   Legal and accounting             23,985            2,986      2,868
   Office expense                    4,592              554        445
   Transfer agent                    3,027              638        574
   Taxes and licenses                2,162                -        183
   Officer compensation              3,000                -          -
   Amortization                        500                -          -
                                ----------         --------   --------
     Total expenses                 37,266            4,178      4,070
                                ----------         --------   --------
NET LOSS                           (24,554)          (3,873)    (3,621)

Accumulated deficit

  Balance, beginning of period           -          (20,681)   (17,060)
                                ----------         --------   --------
  Balance, end of period       $   (24,554)       $ (24,554) $ (20,681)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           26,714,954       29,017,500  29,017,500
                                ==========       ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3

                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 1998

                                                            Deficit
                          Common stock                      accumulated    Total
                       ------------------       Additional  during the     stock-
                       Number of                paid-in     developments   holders
                       shares        Amount     capital     stage          equity
                       ----------   --------   -----------  ------------  ---------

Common stock issued
 for cash, July and
 August, 1990 at
 between $0.0003 and
 $0.003 per share      21,000,000   $    210   $    17,790  $          -  $  18,000

Net loss for the
 period July 12,
 1990 (inception)
 through June 30, 1991          -          -             -        (1,852)    (1,852)

Net loss for the year
 ended June 30, 1992            -          -             -          (431)      (431)

Common stock issued
 upon closing of
 public offering
 October 29, 1992
 at $0.02 per share     8,017,500         80       160,310             -    160,390

Deferred
 offering cost                  -          -       (46,335)            -    (46,335)

Net loss for the year
 ended June 30, 1993            -          -             -        (7,100)    (7,100)

Net loss for the year
 ended June 30, 1994            -          -             -        (3,682)    (3,682)

Net loss for the year
 ended June 30, 1995            -          -             -        (2,187)    (2,187)

Refund of
 escrowed monies                -          -       (93,678)            -    (93,678)

Net loss for the year
 ended June 30, 1996            -          -             -        (1,808)    (1,808)

Net loss for the year
 Ended June 30, 1997            -          -             -        (3,621)    (3,621)
                       ----------    -------    ----------   -----------   --------
Balance,
 June 30, 1997         29,017,500        290        38,087       (20,681)    17,696

Net loss for the year
 Ended June 30, 1998            -          -             -        (3,873)    (3,873)
                       ----------    -------    ----------   -----------   --------
Balance,
 June 30, 1998         29,017,500    $   290    $   38,087   $   (24,554)  $ 13,823
                       ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-4

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1998                  1998       1997
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (24,554)       $  (3,873) $  (3,621)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Amortization                   500                -          -
        Increase in accounts
         Receivable                      -              250       (250)
        Increase in
         accounts payable              548              498          -
        Increase (decrease) in
         accounts payable -
         related party                 172              (82)      (103)
                                ----------         --------   --------
      Net cash used by
           operating activities    (23,334)          (3,207)    (3,974)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in
      organization costs              (500)               -          -
                                ----------         --------   --------
      Net cash used by
           investing activities       (500)               -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        178,390                -          -
   Deferred offering costs paid    (46,335)               -          -
   Statutory escrow contribution   (93,678)               -          -
   Loans from shareholders           4,000                -          -
   Repayment of loans from
     shareholders                   (4,000)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        38,377                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              14,543           (3,207)    (3,974)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           17,750     21,724
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    14,543        $  14,543  $  17,750
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998



1. Summary of Significant Accounting Policies
   ------------------------------------------
Development Stage Company
Fi-Tek VII, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1990. Its office is located at the office of its President at 5330 East 17th.Avenue Parkway, Denver, Colorado 80220.

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

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
Fair Values of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

2. Public Offering
   ---------------
On October 29, 1992, the Company completed its initial public offering after selling 8,017,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through April 14, 2000 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At June 30, 1998, no warrants have been exercised.

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

5. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $24,900 expiring between 2008 and 2013. The tax benefit of these net operating losses, which totals approximately $4,800, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended June 30, 1998 and 1997, the valuation allowance increased by $1,100 and $349, respectively.