Form 10QSB
period 1998-09-30
FI TEK VII INC
filed 1998-11-20
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37514-D


                                  FI-TEK VII, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1148206
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

300 High Street       Denver, Colorado                             80218
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 778-7443
________________________________________________________________________________
                 (Registrant's telephone number, including area code)


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

                                                          Shares  Outstanding
            Class of Securities                           at November 1, 1998
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          29,017,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended September 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 1998
                                 (Unaudited)

                                   CONTENTS



         ACCOUNTANTS' REPORT ......................................  1

         BALANCE SHEET ............................................  2

         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT .........  3

         STATEMENTS OF CASH FLOWS .................................  4

         NOTES TO THE FINANCIAL STATEMENTS ........................  5

To the Board of Directors and Stockholders of Fi-Tek VII, Inc.


The accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company), as of September 30, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
November 16, 1998

                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  September 30, 1998
                                      (Unaudited)




   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  13,820
                                                                      --------
         Total current assets                                           13,820
                                                                      --------

         TOTAL ASSETS                                                $  13,820
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      50
   Accounts payable - related party                                        172
                                                                      --------

         Total current liabilities                                         222


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 29,017,500 shares issued
      and outstanding                                                      290
   Additional paid-in capital                                           38,087
   Deficit accumulated during the
      development stage                                                (24,779)
                                                                      --------
         Total stockholders' equity                                     13,598
                                                                      ________

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  13,820
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                   STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                     (Unaudited)

                                        Period
                                     July 12, 1991    For the three     For the three
                                      (Inception)     months ended      months ended
                                     to September     September 30,     September 30,
                                       30, 1998           1998              1997
                                     -------------    -------------     -------------
REVENUES
  Investment income                  $      12,777     $         65      $         98

EXPENSES
  Legal and accounting                      23,985                -                 -
  Office expense                             4,682               90               136
  Transfer agent                             3,227              200                 -
  Taxes and licenses                         2,162                -                 -
  Officer compensation                       3,000                -               150
  Amortization                                 500                -                 -
                                     -------------      -----------       -----------
        Total expenses                      37,556              290               286
                                     -------------      -----------       -----------
NET LOSS                                   (24,779)            (225)             (188)

Accumulated deficit
  Balance,
    beginning of period                          -          (24,554)          (20,681)
                                     -------------      -----------       -----------
  Balance,
        end of period                $     (24,779)     $   (24,779)      $   (20,869)
                                     =============      ===========       ===========
NET LOSS PER SHARE                   $        (NIL)     $      (NIL)      $      (NIL)
                                     =============      ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    26,776,020       29,017,500        29,017,500
                                     =============      ===========       ===========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                        Period         For the      For the
                                        July 12,       three        three
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to September   September    September
                                        30, 1998       30, 1998     30, 1997
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (24,779)  $     (225)  $    (188)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                               500            -           -
      Decrease in accounts receivable              -            -         250
      Increase (decrease) in accounts
        payable                                   50         (498)          -
      Increase in accounts
        payable - related party                  172            -         135
                                        ------------   ----------   ---------
    Net cash provided (used) by
       operating activities                  (24,057)        (723)        197
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash used by
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   178,390            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from
    shareholders                              (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash provided
      by financing activities                 38,377            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   13,820         (723)        197

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       14,543      17,750
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     13,820   $   13,820   $  17,750
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          4
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek VII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.
These financial statements should be read in conjunction with the audited financial statements at June 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary of the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At September 30, 1998, the Company had total liquid capital resources (cash) of $13,820.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At September 30, 1998 (quarter end), the Company had current assets of $13,820 and total assets of $13,820. These figures compare to $17,947 in current assets and $17,947 in total assets at September 30, 1997, the total assets for the period ended September 31, 1997 and 1998 consist of 13,820 and $17,947 of unrestricted cash. The decreases in current and total assets from the quarter ended September 30, 1997 to the comparable period in 1998 are attributable the Company's operating expenses during the quarter ended September 30, 1998, which exceeded the Company's receipt of interest earned on cash balances during the quarter.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended September 30, 1998, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. Other than interest income of $65 and $98, respectively no revenues were received by the Company during the quarters ended September 30, 1998 and 1997. No other revenues, except interest income of $12,777, have been received by the Company since inception. The Company experienced a net loss of $225 and $188, respectively, during the quarters ended September 30, 1998 and 1997. This increase in net loss is attributable primarily to timing differences in the payment of costs related to the filing of the Company's
Form 10K SB and federal and state tax returns.


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

Date: November 19, 1998                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Principal Financial Officer