Form 10QSB
period 1998-12-31
FI TEK VII INC
filed 1999-02-19
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                                                          Shares  Outstanding
            Class of Securities                           at December 31, 1998
            ___________________                           ____________________

            Common Stock, par value $0.00001 per share          29,017,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended December 31, 1998 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             December 31, 1998
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

To the Board of Directors and Stockholders of Fi-Tek VII, Inc.


The accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company), as of December 31, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
February 11, 1999

                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  December 31, 1998
                                      (Unaudited)




   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  11,757
                                                                      --------
         Total current assets                                           11,757
                                                                      --------

         TOTAL ASSETS                                                $  11,757
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      96
   Accounts payable - related party                                        172
                                                                      --------

         Total current liabilities                                         268


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 29,017,500 shares issued
      and outstanding                                                      290
   Additional paid-in capital                                           38,087
   Deficit accumulated during the
      development stage                                                (26,888)
                                                                      --------
         Total stockholders' equity                                     11,489
                                                                      ________

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  11,757
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                   STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                     (Unaudited)

                       Period July
                        12, 1990
                       (Inception)  For the three months   For the six months
                       to December   ended December 31,    ended December 31,
                        31, 1998       1998       1997       1998       1997
                       ----------  ---------- ---------- ---------- ----------
REVENUES
 Investment income     $   12,835  $       58 $       71 $      123 $      169

EXPENSES
 Legal and accounting      25,925       1,940      1,973      1,940      1,973
 Office expense             4,757          75        103        165        239
 Transfer agent             3,373         146        147        346        297
 Taxes and licenses         2,162           -          -          -          -
 Officer compensation       3,000           -          -          -          -
 Amortization                 500           -          -          -          -
 Bank Charges                   6           6          -          6          -
                       ----------  ---------- ---------- ---------- ----------
        Total expenses     39,723       2,167      2,223      2,457      2,509
                       ----------  ---------- ---------- ---------- ----------
NET LOSS                  (26,888)     (2,109)    (2,152)    (2,334)    (2,340)

Accumulated deficit
 Balance,
   beginning of period          -     (24,779)   (20,869)   (24,554)   (20,681)
                       ----------  ---------- ---------- ---------- ----------
 Balance,
       end of period   $  (26,888) $  (26,888)$  (23,021)   (26,888)   (23,021)
                       ==========  ========== ========== ========== ==========
NET LOSS PER SHARE     $     (NIL) $     (NIL)$     (NIL)$     (NIL)$     (NIL)
                       ==========  ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 26,840,803  29,017,500 29,017,500 29,017,500 29,017,500
                       ==========  ========== ========== ========== ==========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                        Period         For the      For the
                                        July 12,       six          six
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to December    December     December
                                        31, 1998       31, 1998     31, 1997
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (26,888)  $   (2,334)  $  (2,340)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                               500            -           -
      Decrease in accounts receivable              -            -         250
      Increase (decrease) in accounts
        payable                                   96         (452)         (3)
      Increase (decrease) in accounts
        payable - related party                  172            -         (65)
                                        ------------   ----------   ---------
    Net cash used by
       operating activities                  (26,120)      (2,786)     (2,158)
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash used by
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   178,390            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from
    shareholders                              (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash provided
      by financing activities                 38,377            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   11,757       (2,786)     (2,158)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       14,543      17,750
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     11,757   $   11,757   $  15,592
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          4
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1998



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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary of the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At December 31, 1998, the Company had total liquid capital resources (cash) of $11,757.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At December 31, 1998 (quarter end), the
Company had current assets of $11,757 and total assets of $11,757. These figures compare to $15,592 in current assets and $15,592 in total assets at December 31, 1997, the total assets for the period ended December 31, 1997 and 1998 consist of 11,757 and $15,592 of unrestricted cash. The decreases in current and total assets from the quarter ended December, 1997 to the comparable period in 1998 are attributable the Company's operating expenses during the quarter ended December 31, 1998, which exceeded the Company's receipt of interest earned on cash balances during the quarter.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended December 31, 1998, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. Other than interest income of $58 and $71, respectively no revenues were received by the Company during the quarters ended December 31, 1998 and 1997. No other revenues, except interest income of $12,835, have been received by the Company since inception. The Company experienced a net loss of $2,109 and $2,152, respectively, during the quarters ended December 31, 1998 and 1997. This decrease in net loss is attributable primarily to timing differences in the payment of costs related to the various filing requirements of the Company.


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

Date: February 15, 1999                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Principal Financial Officer