Form 10QSB
period 1999-03-31
FI TEK VII INC
filed 1999-05-11
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                                          Shares  Outstanding
            Class of Securities                           at March 31, 1999
            ___________________                           ____________________

            Common Stock, par value $0.00001 per share          29,017,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended March 31, 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                               March 31, 1999
                                 (Unaudited)

                                   CONTENTS



         ACCOUNTANTS' REPORT ......................................  1

         BALANCE SHEET ............................................  2

         STATEMENTS OF OPERATIONS .................................  3

         STATEMENTS OF CASH FLOWS .................................  4

         NOTES TO THE FINANCIAL STATEMENTS ........................  5

To the Board of Directors and Stockholders of Fi-Tek VII, Inc.


The accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company), as of March 31, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
May 7, 1999

                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                   March 31, 1999
                                     (Unaudited)




   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  10,878
                                                                      --------
         Total current assets                                           10,878
                                                                      --------

         TOTAL ASSETS                                                $  10,878
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      50
   Accounts payable - related party                                        172
                                                                      --------

         Total current liabilities                                         222


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 29,017,500 shares issued
      and outstanding                                                      290
   Additional paid-in capital                                           38,087
   Deficit accumulated during the
      development stage                                                (27,721)
                                                                      --------
                                                                        10,656
                                                                      ________

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  10,878
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                       Period July
                        12, 1990
                       (Inception)  For the three months   For the nine months
                        to March      ended March 31,        ended March 31,
                        31, 1999       1999       1998       1999       1998
                       ----------  ---------- ---------- ---------- ----------
REVENUES
 Investment income     $   12,863  $       28 $       69 $      151 $      238

EXPENSES
 Legal and accounting      26,460         535         85      2,475      2,058
 Office expense             4,862         105        192        270        431
 Transfer agent             3,522         149        144        495        441
 Taxes and licenses         2,234          72          -         72          -
 Officer compensation       3,000           -          -          -          -
 Amortization                 500           -          -          -          -
 Bank Charges                   6           -          -          6          -
                       ----------  ---------- ---------- ---------- ----------
        Total expenses     40,584         861        421      3,318      2,930
                       ----------  ---------- ---------- ---------- ----------
NET LOSS                  (27,721)       (833)      (352)    (3,167)    (2,692)

Accumulated deficit
 Balance,
   beginning of period          -     (26,888)   (23,021)   (24,554)   (20,681)
                       ----------  ---------- ---------- ---------- ----------
 Balance,
       end of period   $  (27,721) $  (27,721)$  (23,373)   (27,721)   (23,373)
                       ==========  ========== ========== ========== ==========
NET LOSS PER SHARE     $     (NIL) $     (NIL)$     (NIL)$     (NIL)$     (NIL)
                       ==========  ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 26,902,330  29,017,500 29,017,500 29,017,500 29,017,500
                       ==========  ========== ========== ========== ==========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                        Period         For the      For the
                                        July 12,       nine         nine
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to March       March        March
                                        31, 1999       31, 1999     31, 1998
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (27,721)  $   (3,167)  $  (2,692)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                               500            -           -
      Increase (decrease) in accounts
        payable                                   50         (498)         25
      Increase (decrease) in accounts
        payable - related party                  172            -        (190)
                                        ------------   ----------   ---------
    Net cash used by
       operating activities                  (26,999)      (3,665)     (2,857)
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Organization costs                            (500)           -           -
                                        ------------   ----------   ---------
    Net cash used by
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   178,390            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from
    shareholders                              (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash provided
      by financing activities                 38,377            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   10,878       (3,665)     (2,857)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       14,543      21,724
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     10,878   $   10,878   $  18,867
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          4
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1999



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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary of the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At March 31, 1999, the Company had total liquid capital resources (cash) of $10,878.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At March 31, 1999 (quarter end), the
Company had current assets of $10,878 and total assets of $10,878. These figures compare to $18,867 in current assets and $18,867 in total assets at March 31, 1998. The total assets for the period ended March 31, 1999 and 1998 consisted of 10,878 and $18,867 of unrestricted cash. The decreases in current and total assets from the quarter ended March 31, 1998 to the comparable period in 1999 are attributable the Company's operating expenses during the quarter ended March 31, 1999, which exceeded the Company's receipt of interest earned on cash balances during the quarter.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended March 31, 1999, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. Other than interest income of $28 and $69, respectively no revenues were received by the Company during the quarters ended March 31, 1999 and 1998. No other revenues, except interest income of $12,863, have been received by the Company since inception. The Company experienced a net loss of $833 and $352, respectively, during the quarters ended March 31, 1999 and 1998. This increase in net loss is attributable primarily to timing differences in the payment of costs related to the various filing requirements of the Company.


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


Item 5.  OTHER INFORMATION

     Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In the event, the Company will be required to adopt a plan and a budget for addressing such issues.

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

Date: May 12, 1999                                 Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Principal Financial Officer