Form 10KSB
period 1999-06-30
FI TEK VII INC
filed 1999-09-28
CIK 869498

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                         OR

( ) 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37514-D


                                 FI-TEK VII, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                  84-1148206
______________________________         __________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

5530 East  17th Avenue Parkway, Denver Colorado                 80220
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

     As of August 31, 1999, the aggregate value of the 12,457,500 shares of voting stock held by non-affiliates of the registrant was $747,450.

     The number of shares outstanding of the registrant's only class of common stock, as of August 31, 1999, was 31,357,500.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.



                                PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     The Company's common stock is traded on the NASD's Bulletin Board. Currently there are three market makers for the Company's securities. For the current fiscal year, the high and low bid prices have ranged from $0.03 to $0.062 and during the last two fiscal years has ranged between $0.01 to $0.093.

     At August 31, 1999, the Company had approximately 50 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At June 30, 1999, the Company had total liquid capital resources
(cash) of $20,290.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. The Company's balance sheet for the fiscal year ended June 30, 1999, reflects a current asset value of $20,290 and a total asset value of $20,290. The figures compare to $14,543 in current assets and $14,543 in total assets at June 30, 1998. The total assets for both fiscal years consisted of unrestricted cash. The increases in current and total assets from the 1998 fiscal year end to the 1999 fiscal year end is due to the issuance of common stock for cash less the current year expenses related to compliance reporting in excess of interest revenue.

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

Results of Operations

     Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $180 and $305, no revenues were received by the Company during the fiscal years ended June 30, 1999 and 1998, respectively. Since inception, the Company has earned interest income of $12,892. No other revenues have been received by the Company since inception. The Company experienced a net loss of $4,512 and $3,873, respectively, during the fiscal years ended June 30, 1999 and 1998. This increase in net loss is attributable to a decrease in interest income during fiscal 1999 as compared to fiscal 1998, as well as timing differences in the payment of expenses related to reporting requirements.

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

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    57       President, Director
                                  since July 13, 1990

      Ronald J. Miller   56       Secretary, Treasurer, Director
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

Mr. Kramer served as an officer and director of a "blind pool" company, Fi-Tek V, Inc. until June 1999. Fi-Tek V, completed a "blind pool" public offering of its securities in January 1992. In June 1999, Fi-Tek V completed a reverse acquisition merger with Laidlaw Global Corp., a company engaged in the investment banking business. Mr. Kramer was an officer and director of Harbour Capital Corp. which completed a "blind pool" public offering of its securities in October 1993. On May 16, 1997, the company effected a reverse acquisition (stock-for-stock exchange) with Benefits Administration, Inc. and Telesave Corporation, and Mr. Kramer resigned from the Board at this time. Mr. Kramer also served as an officer and director of Fi-Tek VI, Inc., a "blind pool" company, from its inception in January 1990 until September 1997, at which time Fi-Tek VI completed a reverse acquisition with Psychrometric Systems, Inc. ("PSI"), and Mr. Kramer resigned his positions with Fi-Tek VI. PSI later changed its name to Global Water Technologies, Inc. Global Water is a worldwide supplier of cooling water towers for the power, refining, chemical HVAC and process industries.

     Mr. Kramer obtained a B.S. Degree in Business Administration from Louisiana State University in 1964.

     Ronald J. Miller.
                      Mr. Miller is the Secretary, Treasurer and a director of the Company. He currently devotes the majority of his time and attention to his personal investments and to other "blind pool" companies in which he holds one or more position as officer, director, or principal shareholder as described below. Mr. Miller has also served as an officer and director of Fi-Tek VI, Inc., a "blind pool" company, from its inception in January 1990 until September 1997, at which time Fi-Tek VI completed a reverse acquisition with Psychrometric Systems, Inc. ("PSI"), and Mr. Miller resigned his positions with Fi-Tek VI. PSI later changed its name to Global Water Technologies, Inc. Global Water is a world-wide supplier of cooling water towers for the power, refining, chemical HVAC and process industries. Mr. Miller also has served from inception until June, 1999 as secretary, treasurer, and director of Fi-Tek V, Inc. See biography of Mr. Kramer for more information with respect to each of these development stage companies. From March 11, 1988 through the present time, Mr. Miller has served as president, treasurer and sole director of The Phoenix Companies , Inc., which is based in Denver, Colorado and incorporated under the laws of the State of Delaware. The Phoenix Companies, Inc. was formed to "spin-off" publicly held subsidiaries as acquisition candidates of private companies and business opportunities. The Phoenix Companies, Inc. completed a public offering of its securities in June 1990. The Company currently has no business operations. Since February 1989, Mr. Miller has served as chief executive officer, secretary, and a director of DataMerge, Inc., a Delaware -chartered company.

     Mr. Miller received a B.A. Degree from Simpson College in 1965, and Juris Doctor degree (magna cum laude) from the University of Denver College of Law in 1968.

ITEM 10.     EXECUTIVE COMPENSATION

             (a) Cash Compensation

     Unless previously reported, no executive officer of the Company has received cash compensation other than reimbursement of expenses incurred on behalf of the Company.

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

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of August 31, 1999, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

Name and Address of     Number of Shares     Percentage
 Beneficial Owner      Owner Beneficially     of Class
-------------------   --------------------  ------------
*Frank L. Kramer             7,150,000             23%
3127 Ramshorn Drive
Castle Rock, CO  80104

*Ronald J. Miller            7,500,000(1)          24%
300 High Street
Denver, CO  80218

Maurice LaFlamme             4,250,000             14%
49 Bay View Drive North
Jamestown, RI  02835

*All directors and          14,650,000             47%
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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception, the Company has sold to its officers, directors and others in a private placement a total of 23,000,000 shares of Common Stock for a total of $28,000 or an average of $.0012 per share. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

                                     PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) Financial Statements and Schedules

     The following Financial Statements are filed as part of this report:

             Independent Auditor's Report of Comiskey & Company     F-1
             Balance Sheet                                          F-2
             Statements of Operations and Accumulated Deficit       F-3
             Statement of Stockholders' Equity                      F-4-5
             Statements of Cash Flows                               F-6
             Notes to Financial Statements                          F-7-8

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

Date:  September 28, 1999                        FI-TEK VII, INC.



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


           Name                    Title                       Date
  ----------------------    -------------------            --------------

  /s/ Frank L. Kramer
  -------------------
      Frank L. Kramer      President, Director, and
                           Principal Executive Officer    September 28, 1999


  /s/ Ronald J. Miller
  --------------------
      Ronald J. Miller     Treasurer, Secretary,
                           Director and Principal
                           Financial Officer              September 28, 1999



Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors and Stockholders of
Fi-Tek VII, Inc.

We have audited the accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company) as of June 30, 1999, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years then ended, and for the period from inception (July 12, 1990) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VII, Inc. as of June 30, 1999, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (July 12, 1990) to June 30, 1999 in conformity with generally accepted accounting principles.


Denver, Colorado
September 23, 1999

                                           COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1999


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    20,290
                                                      ----------
   Total current assets                                   20,290
                                                      ----------
  TOTAL ASSETS                                       $    20,290
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       639
                                                      ----------
  Total current liabilities                                  639

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value;
     20,000,000 shares authorized;
     no shares issued and outstanding                          -
   Common stock, $0.00001 par value;
     500,000,000 shares authorized;
     29,017,500 shares issued and
     outstanding at June 30, 1999.                           314
   Additional paid-in capital                             48,403
   Deficit accumulated during the
     development stage                                   (29,066)
                                                       ----------
                                                          19,651
                                                       ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      20,290
                                                       ==========

                The accompanying notes are an integral part
                        of the financial statements.
                                     F-2

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
           For the period from inception (July 12, 1990) to June 30, 1999


                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1999               1999       1998
                                -------------      ---------- ----------
REVENUES
   Investment income           $    12,892        $     180  $     305
                                ----------         --------   --------
EXPENSES
   Amortization                        500                -          -
   Legal and accounting             27,425            3,440      2,986
   Officer compensation              3,000                -          -
   Office expense                    4,999              407        554
   Taxes and licenses                2,234               72          -
   Transfer agent                    3,800              773        638
                                ----------         --------   --------
     Total expenses                 41,958            4,692      4,178
                                ----------         --------   --------
NET LOSS                           (29,066)          (4,512)    (3,873)

Accumulated deficit

  Balance, beginning of period           -          (24,554)   (20,681)
                                ----------         --------   --------
  Balance, end of period       $   (29,066)       $ (29,066) $ (24,554)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           26,982,525       29,111,363  29,017,500
                                ==========       ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3

                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 1999

<
                                                          Deficit
                        Common stock                      accumulated   Total
                     ------------------       Additional  during the    stock-
                     Number of                paid-in     developments  holders
                     shares        Amount     capital     stage         equity
                     ----------   --------   -----------  ------------  ------

Common stock issued
 for cash, July and
 August, 1990 at
 between $0.0003 and
 $0.003 per share 21,000,000   $    210   $    17,790  $          -  $  18,000

Net loss for the
 period July 12,
 1990 (inception)
 through June 30, 1991     -          -             -        (1,852)    (1,852)

Net loss for the year
 ended June 30, 1992       -          -             -          (431)      (431)

Common stock issued
 upon closing of
 public offering
 October 29, 1992
 at $0.02 per share 8,017,500         80       160,310            -    160,390

Deferred
 offering cost             -          -       (46,335)            -    (46,335)

Net loss for the year
 ended June 30, 1993       -          -             -        (7,100)    (7,100)

Net loss for the year
 ended June 30, 1994       -          -             -        (3,682)    (3,682)

Net loss for the year
 ended June 30, 1995       -          -             -        (2,187)    (2,187)

Refund of
 escrowed monies           -          -       (93,678)            -    (93,678)

Net loss for the year
 ended June 30, 1996       -          -             -        (1,808)    (1,808)

Net loss for the year
 Ended June 30, 1997       -          -             -        (3,621)    (3,621)

Net loss for the year
 Ended June 30, 1998       -          -             -        (3,873)    (3,873)
                  ----------    -------    ----------   -----------   --------
Balance,
 June 30, 1998    29,017,500        290        38,087       (24,554)    13,823


                 The accompanying notes are an integral part
                        of the financial statements
                                     F-4


                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 1999
                                 (Continued)


                                                          Deficit
                        Common stock                      accumulated   Total
                     ------------------       Additional  during the    stock-
                     Number of                paid-in     developments  holders
                     shares        Amount     capital     stage         equity
                     ----------   --------   -----------  ------------  ------


Balance,
 June 30, 1998    29,017,500        290        38,087       (24,554)    13,823

Common stock issued for
 cash, April 1999 at
$0.001 per share     340,000          4           336             -        340

Common stock issued for
 cash, June 1999 at
$0.005 per share   2,000,000         20         9,980             -     10,000

Net loss for the year
 Ended June 30, 1999       -          -             -        (4,512)    (4,512)
                  ----------    -------    ----------   -----------   --------
Balance,
 June 30, 1999    31,357,500    $   314    $   48,403   $   (29,066)  $ 19,651
                  ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-5

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
          For the period from inception (July 12, 1990) to June 30, 1999


                                Period
                                July 12, 1990
                                (Inception)            For the year
                                to June 30,            ended June 30,
                                1999                  1999       1998
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (29,066)       $  (4,512) $  (3,873)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Amortization                   500                -          -
        Increase in accounts
         Receivable                      -                -        250
        Increase in
         accounts payable              639               91        498
        Increase (decrease) in
         accounts payable -
         related party                   -             (172)       (82)
                                ----------         --------   --------
      Net cash used by
           operating activities    (27,927)          (4,593)    (3,207)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in
      organization costs              (500)               -          -
                                ----------         --------   --------
      Net cash used by
           investing activities       (500)               -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        188,730           10,340          -
   Deferred offering costs paid    (46,335)               -          -
   Statutory escrow contribution   (93,678)               -          -
   Loans from shareholders           4,000                -          -
   Repayment of loans from
     shareholders                   (4,000)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        48,717           10,340          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              20,290            5,747     (3,207)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           14,543     17,750
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    20,290        $  20,290  $  14,543
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999



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

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
Fair Values of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 1999, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

2. Stockholders' Equity
   ---------------
On October 29, 1992, the Company completed its initial public offering after selling 8,017,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through April 14, 2000 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At June 30, 1999, no warrants have been exercised.

The Company received net proceeds from the offering of $113,975 after deducting offering costs of $46,335.

On April 2, 1999 the Company issued 340,000 shares of Common Stock for $340 cash, or $0.001 per share, to non-related parties.

On June 28, 1999 the Company issued 2,000,000 shares of Common Stock for $10,000 cash. Ronald J. Miller and Frank L. Kramer each purchased 1,000,000 shares at a price of $0.005 per share.

3. Related Party Transactions
   --------------------------
The president is providing office space at no charge to the Company. The president of the Company is reimbursed for all out-of-pocket expenses. Since inception, the Company has paid $3,000 to the president as salary for services

Since inception, the Company has paid approximately $9,900 to a related party for services.

4. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $29,000 expiring between 2008 and 2019. The tax benefit of these net operating losses, which totals approximately $5,600, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended June 30, 1999 and 1998, the valuation allowance increased by $868 and $1,100, respectively.