Form 10QSB
period 1999-09-30
FI TEK VII INC
filed 1999-11-12
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-27471


                                  FI-TEK VII, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1148206
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

300 High Street       Denver, Colorado                             80218
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

                                                          Shares  Outstanding
            Class of Securities                           at November 9 1999
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          31,357,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended September 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 1999
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

To the Board of Directors and Stockholders of Fi-Tek VII, Inc.


The accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company), as of September 30, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
November 9, 1999

                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  September 30, 1999
                                      (Unaudited)




   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  19,575
                                                                      --------
         Total current assets                                           19,575
                                                                      --------

         TOTAL ASSETS                                                $  19,575
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   2,282
                                                                      --------

         Total current liabilities                                       2,282


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 31,357,500 shares issued
      and outstanding                                                      314
   Additional paid-in capital                                           48,403
   Deficit accumulated during the
      development stage                                                (31,424)
                                                                      --------
         Total stockholders' equity                                     17,293
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  19,575
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                              For the Period
                              July 12, 1990    For the three     For the three
                                (Inception)     months ended      months ended
                              to September     September 30,     September 30,
                                 30, 1999           1999              1998
                              -------------    -------------     -------------
REVENUES
  Investment income           $      12,921     $         29      $         65

EXPENSES
  Amortization                          500                -                 -
  Legal and accounting               29,575            2,150                 -
  Officer compensation                3,000                -                 -
  Office                              5,074               75                90
  Taxes and licenses                  2,234                -                 -
  Transfer agent                      3,962              162               200
                              -------------      -----------       -----------
        Total expenses               44,345            2,387               290
                              -------------      -----------       -----------
NET LOSS                            (31,424)          (2,358)             (225)

Accumulated deficit
  Balance,
    beginning of period                   -          (29,066)          (24,554)
                              -------------      -----------       -----------
  Balance,
        end of period         $     (31,424)     $   (31,424)      $   (24,779)
                              =============      ===========       ===========
NET LOSS PER SHARE            $        (NIL)     $      (NIL)      $      (NIL)
                              =============      ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING             27,102,280       29,701,171        29,017,500
                              =============      ===========       ===========


      The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                        Period         For the      For the
                                        July 12,       three        three
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to September   Septemeber   September
                                        30, 1999       30, 1999     30, 1998
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (31,424)  $   (2,358)  $    (225)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                               500            -           -
      Increase (decrease) in accounts
        payable                                2,282        1,643        (498)
                                        ------------   ----------   ---------
    Net cash used by
       operating activities                  (28,642)        (715)       (723)
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash used by
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   188,730            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from
    shareholders                              (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash provided
      by financing activities                 48,717            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   19,575         (715)       (723)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       20,290      14,543
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     19,575   $   19,575   $  13,820
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          4
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1999



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek VII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.
These financial statements should be read in conjunction with the audited financial statements at June 30, 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary of the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At September 30, 1999, the Company had total liquid capital resources (cash) of $19,575.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At September 30, 1999 (quarter end), the Company had current assets of $19,575 and total assets of $19,575. These figures compare to $13,820 in current assets and $13,820 in total assets at September 30, 1998, the total assets for the period ended September 31, 1998 and 1999 consist of 13,820 and $19,575 of unrestricted cash. The increases in current and total assets from the quarter ended September 30, 1998 to the comparable period in 1999 are attributable to the Company's issuance of Common Stock for cash, less operating expenses for the period.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended September 30, 1999, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. Other than interest income of $29 and $65, respectively no revenues were received by the Company during the quarters ended September 30, 1999 and 1998. No other revenues, except interest income of $12,921, have been received by the Company since inception. The Company experienced a net loss of $2,358 and $225, respectively, during the quarters ended September 30, 1999 and 1998. This increase in net loss is attributable primarily to timing differences in the payment of costs related to the filing of the Company's
Form 10K SB and federal and state tax returns.


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

Date: November 12, 1999                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Principal Financial Officer