Form 10QSB
period 2001-03-31
FI TEK VII INC
filed 2001-05-10
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                                          Shares  Outstanding
            Class of Securities                           at April 27, 2001
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          31,357,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             March 31, 2001


                                   CONTENTS



         BALANCE SHEET ............................................  1

         STATEMENTS OF OPERATIONS .................................  2

         STATEMENTS OF CASH FLOWS .................................  3

         NOTES TO THE FINANCIAL STATEMENTS ........................  4






                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                    March 31, 2001



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  12,099
                                                                      --------
         Total current assets                                           12,099
                                                                      --------

         TOTAL ASSETS                                                $  12,099
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      75
                                                                      --------

         Total current liabilities                                          75


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 31,357,500 shares issued
      and outstanding                                                      314
   Additional paid-in capital                                           48,403
   Deficit accumulated during the
      development stage                                                (36,693)
                                                                      --------
                                                                        12,024
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  12,099
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the    For the    For the
                        July 12,     three      three      nine       nine
                        1990         months     months     months     months
                        (Inception)  ended      ended      ended      ended
                        to March     March      March      March      March
                        31, 2001     31, 2001   31, 2000   31, 2001   31, 2000
                        -----------  ---------  ---------  ---------  ---------
REVENUES
  Investment income     $    13,089  $      26  $      28  $      82  $      87
                        -----------  ---------  ---------  ---------  ---------
EXPENSES
  Amortization                  500          -          -          -          -
  Legal and accounting       33,180        522        515      2,223      3,229
  Officer compensation        3,000          -          -          -          -
  Office expense              5,514         75          -        225        140
  Taxes and licenses          2,432        121         77        121         77
  Transfer agent              5,157        225        100        423        411
                         ----------  ---------  ---------  ---------  ---------
        Total expenses       49,783        943        692      3,216      3,857
                         ----------  ---------  ---------  ---------  ---------
NET LOSS                    (36,694)      (917)      (664)    (3,134)    (3,770)

Accumulated deficit
  Balance,
    beginning of period           -    (35,777)   (32,172)   (33,560)   (29,066)
                         ----------  ---------  ---------  ---------  ---------
  Balance,
        end of period    $  (36,694) $ (36,694) $ (32,836) $ (36,694) $ (32,836)
                         ==========  =========  =========  =========  =========
NET LOSS PER SHARE       $     (NIL) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING            27,688,549  31,357,500 31,357,500 31,357,500 31,357,500
                         ==========  ========== ========== ========== ==========


      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        July 12,       nine         nine
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to March       March        March
                                        31, 2001       31, 2001     31, 2000
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (36,694)  $   (3,134)  $  (3,770)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Amortization                               500            -           -
      Increase (decrease) in
        accounts payable                          75           22        (639)
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (36,118)      (3,111)     (4,409)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash flows from
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   188,730            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from shareholders        (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               48,717            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   12,099       (3,111)     (4,409)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       15,210      20,290
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     12,099   $   12,099   $  15,881
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          3
[FN]

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2001



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

                                          4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary of the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. In April and June of 1999, the Company sold an additional 2,340,000 shares of common stock in a private placement for proceeds of $10,340 cash. At March 31, 2001, the Company had total liquid capital resources
(cash) of $12,099.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than a minimal amount of inside capitalization funds, the receipt of net proceeds from its public offering, the distribution of escrowed funds in April 1996 and a private placement of common stock in April and June of 1999. At March 31, 2001 (quarter end), the
Company had current assets of $12,099 and total assets of $12,099. These figures compare to $15,881 in current assets and $15,881 in total assets at March 31, 2000. The total assets for the period ended March 31, 2001 and 2000 consist entirely of unrestricted cash. The decrease in current and total assets from the quarter ended March 31, 2000 to the comparable period in 2001 are attributable to the operating expenses incurred in the last year.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended March 31, 2001, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. Other than interest income of $26 and $28, respectively no revenues were received by the Company during the quarters ended March 31, 2001 and 2000. No other revenues, except interest income of $12,099, have been received by the Company since inception. The Company experienced a net loss of $917 and $664, respectively, during the quarters ended March 31, 2001 and 2000. This increase in net loss is attributable primarily to timing differences of costs related to the compliance with reporting standards.


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

Date: April 27, 2001                                  Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Principal Financial Officer