Form 10KSB
period 2002-06-30
FI TEK VII INC
filed 2002-10-15
CIK 869498

FORM 10-KSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

     As of September 17, 2002, the aggregate market value of the 12,457,500 shares of voting stock held by non-affiliates of the registrant was $249,150.

     The number of shares outstanding of the registrant's only class of common stock, as of September 17, 2002, was 31,357,500.

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

Prior experience of management with companies similar to the Company

The management of the Company has been involved since the mid-1980's with a number of companies ("public shells") with business plans substantially identical to the Company, many of which have been merged with private businesses. The capital structure and cash position of these public shells usually varied to some degree. The companies merged have come from a variety of industries. During that time management has reviewed a substantial number of business plans and performed due diligence activities on a large number of those companies. In the course of its presentation to private companies, management negotiated the merger with the public shell to which the target approached management. If no specific public shell had been chosen by the private company, management would expose to that company the available public shells and let the private company select which public shell it wanted to negotiate with. If no preference was specified, management would usually select the oldest public shell, determined by its date of completion of its public offering, with which to negotiate the reverse merger.

In determining which private companies to merge with a public shell, management has had no particular bias as to industry. The selection process is set out more fully in the Company's Prospectus. Historically, among the factors management has emphasized have included the following: appeal of the industry to the investment community, including the perceived liquidity of the common stock in normal trading; suitability of the prospect as a public company; strength of the prospect's management; strength of the target's financial statements and need for future capital; and percentage of the combined company to be retained by the public shell's shareholders.
In addition, management is currently involved with other public shells with similar business plans which have not yet completed a merger with an existing business. Those companies could be in competition with the business of the Company.

Management is no longer engaged in the formation and capitalization of additional public shells. While it is conceivable that management could engage in such activity in the future, there is no present plan to do so.

A tabular presentation of the participation of management in their prior and current public shells is included in Item 9 of this report.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.



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

     At September 17, 2002, the Company had approximately 50 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At June 30, 2002, the Company had total liquid capital resources
(cash) of $7,424.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. The Company's balance sheet for the fiscal year ended June 30, 2002, reflects a current asset value of $7,425 and a total asset value of $7,425. The figures compare to $11,389 in current assets and $11,389 in total assets at June 30, 2001. The total assets for both fiscal years consisted of unrestricted cash. The decreases in current and total assets from the 2001 fiscal year end to the 2002 fiscal year end are attributable to the Company's operating expenses exceeding its receipt of interest earned on cash balances during the fiscal year ended June 30, 2002, and expenses related to compliance reporting.

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

Results of Operations

     Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $44 and $98, no revenues were received by the Company during the fiscal years ended June 30, 2002 and 2001, respectively. Since inception, the Company has earned interest income of $13,149. No other revenues have been received by the Company since inception. The Company experienced a net loss of $3,049 and $3,843, respectively, during the fiscal years ended June 30, 2002 and 2001. This decrease in net loss is attributable to timing differences in the payment of expenses related to reporting requirements.

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

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    60       President, Director
                                  since July 13, 1990

      Ronald J. Miller   59       Secretary, Treasurer, Director
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

Biographical Information

     Frank L. Kramer.
Mr. Kramer is the President and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. He currently serves as an officer and/or director in a number of private shells which registered their securities under the Securities and Exchange Act of 1934. These shells are currently for sale and/or merger and thus could be considered as being in competition with the Company. Mr. Kramer does intend to present the Company as a first priority to any private opportunity which is available. Details with respect to these public shells and other blind pool merger transactions he has been involved with in the past are set forth in tabular form in this Item 9.

Following his graduation from Louisiana State University with a degree in Business Administration in 1964, Mr. Kramer served as an officer for three years in the U.S. Navy, whereupon he was employed by New York Life Insurance Company in the capacity of general manager until he entered into his financial consultant activities.


     Ronald J. Miller.
        Mr. Miller is the Secretary, Treasurer and a director of the Company. He currently devotes a majority of his time and attention to his personal investments. He is also currently the president and sole director of The Phoenix Companies, Inc., a public company which was formed to "spin-off" publicly held subsidiaries as acquisition candidates of private companies and/or business opportunities. Presently Phoenix is a dormant company but it some time in the future it could seek a suitable business opportunity for merger with it, and thus could be in competition with the Company at that time. Mr. Miller is also the Chairman of the Board of a private company, Cyberloan.com, Inc., now a defunct corporation. During the past fifteen years, Mr. Miller has been involved as an officer, director or principal shareholder of nine other public companies formed for the same business purpose as the Company. Details with respect to these nine companies is set forth in tabular form in this Item 9. From 1968 through 1991, Mr. Miller was engaged full time in the practice of law in Denver, Colorado. He currently maintains his license to practice law although he has not practiced law since 1991.

Mr. Miller received a B.A. Degree from Simpson College in 1968, and a Juris Doctor degree (magna cum laude) from the University of Denver College of Law in 1968.

Tabular presentation of other "blind pool" companies with which management has been involved

Corporation   Date of Incorp, Regist. Form  Merger status      Principal terms
						               of merger
------------------------------------------------------------------------------

Fi-Tek Corp   10-15-1984      Form S-18	    Merged with       Issued new stock
			            4-2-1986	    Boston Technology  to shareholders
			            001-12633	    Inc. in 1987       of Boston Tech.
							                       representing
							                       80% of the
							                       outstanding
							                       stock.

Fi-Tek II, Inc. 5-21-1987     Form S-18     Merged with       Issued new stock
			            3-10-1988     Online 	        to shareholders
			            33-17260-D    Communications    of Online Comm.
					              Inc. in Nov. 88   representing 80%
							                    of outstanding
							                    stock.

Fi-Tek III, Inc. 9-19-1988    Form S-18     Merged with USI   Issued new stock
                              5-26-1990     Enterprises, Inc. to shareholders
                              001-10927     in Aug. 1990      of USI
							                    Enterprises
							                    representing 89%
							                    of outstanding
										  Stock.

Fi-Tek IV, Inc. 8-3-1989     Form S-18      Merged with DBS   Issues new stock
                             5-11-1990      Industries in     to shareholders
			           33-314868-D    December 1992     of DBS
							                    representing 85%
						                          of outstanding
							                    stock.

Fi-Tek V, Inc.  7-10-1991    Form S-18	  Merged with       Issued new stock
			           5-11-1990      Fordlow Holding   to shareholders of
		                 33-37203-D     Inc, and          Fordlow and
					              Westminster	  Westminster
					              Securities in     representing 95% of
					              June 1999	        outstanding stock.

Fi-Tek VI, Inc.  7-12-1990   Form S-18      Merged with       Issued new stock
      (1)		           4-14-1992      Psychrometric     to shareholders of
			           33-37513-D     Systems Inc. (PSI)PSI representing
					              in Sept. 1997     90% of outstanding
							                    stock.

Fi-Tek VII, Inc. 12-1-1989   Form S-18      Seeking merger    N/A
			           4-14-2992      with unidentified
			           33-37514-D     company

Power Capital Inc. 5-30-1989 Form S-18      Merged with First  Issued new stock
			           9-19-1989      National Film Corp to shareholders of
			           33-30153-B     in 1993            First National
							                     representing 85%
							                     outstanding stock

Bridgestone Corp.  12-1-1989 Form S-18     Merged with       Issued new stock
	(2)		           4-17-1990     Intellectual      to shareholders of
			           33-33092-D    Technology Inc.   ITI representing
					             (ITI) in          90% of outstanding
					             March 1997        stock.

Fieldcrest Corp.  12-1-1989  Form S-18      Merged with        Issued new stock
			           2-12-1991      Softlock Services  to shareholders of
			           33-37751-D     Inc. in            Softlock
					              July  1998         representing 90% of
							                     outstanding
					                                 stock.

The Phoenix      12-8-1987   Form S-18      Seeking merger     N/A
Companies Inc.   	           12-5-1989      with unidentified
    (4)		           33-30598-D     company


Bluestone Capital 2-1-1987   Form S-18  Merged with      Issued new stock
Corp.                        7-13-1988  Dialog Inc.      to shareholders of
			           Unknown    in December 1989 Dialog representing
					                           90% of outstanding
					                           stock.

Catalina Capital  4-27-1990  Form S-18      Merged with        Issued new stock
Corp.			           1-1-1991       Instant Video      to shareholders of
	(5)		           33-35580-B     Technologies Inc.  Instant Video
					              April 1992         representing 85% of
							                     outstanding
					                                 stock.

Harbor Capital   5-11-1992   Form S-18      Merged with        Issued new stock
Corp			           11-10-1992     Benefits           to shareholders of
	(5)		           33-57982-D     Administration     Benefits
					              Inc. in            representing 90% of
					              August 1997	   outstanding
					                                 stock.

OSK Capital I    3-2-1999   Form 10SB12G     (3)               N/A
Corp                        10-20-1999
	(5)		          0-27109

OSK Capital II   3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Corp                        3-6-2000        sale to/with
	(5)		          0-28791         Unidentified Company

OSK Capital III  3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Corp                        5-20-2000       sale to/with
        (5)		          0-30023         Unidentified Company

Park Hill        3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Capital I Corp              10-20-1999      sale to/with
        (5)		          0-27911         Unidentified Company

Park Hill        3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Capital II Corp             3-6-2000        sale to/with
	(5)		          0-28791         Unidentified Company

Park Hill        3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Capital III Corp            5-20-2000       sale to/with
	(5)		          0-30021         Unidentified Company

Franklin         3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Resources I Corp            10-30-1999      sale to/with
	(5)		          0-27169         Unidentified Company

Franklin         3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Resources II Corp           3-5-2000        sale to/with
	(5)		          0-28795         Unidentified Company

Franklin         3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Resources III Corp          5-20-2000       sale to/with
	(5)		          0-30017         Unidentified Company


(1) In connection with the closing of the reverse merger between Fi-Tek VI and Psychrometric Systems both Mr. Kramer and Mr. Miller entered into one year consulting agreements whereby they each recieved 1,000,000 shares of common stock as consideration for the agreements.

(2) In Connection with the closing of the reverse merger between Bridgestone Intellectual Technology Mr. Miller and entered into a one year consulting agreement underwhich he was paid $1,500 per month of twelve months.

(3) Mr Kramer axchanged his stocks in OSK Capital I for 147,000 shares of New York Regional Rail (NYRR), with a value at the time of exchange
February 18, 2000) of $73,500. All other shareholders of OSK exchanged their holdings as well.

(4) Mr. Kramer was not involved with these companies.

(5) Mr. Miller was not involved with these Companies.

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

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of September 17, 2002, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

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

Name of Exhibit

     (3.1) Certificate of Incorporation, incorporated by reference to Registration Statement No. 33-37514-D, effective April 14, 1992

     (3.2)     Bylaws, incorporated by reference to Registration
               Statement No. 33-37514-D, effective April 14, 1992

     (4.1)     Rights of Stockholders (included in 3.1 and 3.2 above)

     (4.2)     Extension of expiration date of it's Class A and
		   Class B Comon Strock Purchase Warrents to December 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K SB to be signed on its behalf by the undersigned, duly authorized.

Date:  September 17, 2002                        FI-TEK VII, INC.



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


           Name                    Title                       Date
  ----------------------    -------------------            --------------

  /s/ Frank L. Kramer
  -------------------
      Frank L. Kramer      President, Director, and
                           Principal Executive Officer    September 25, 2002


  /s/ Ronald J. Miller
  --------------------
      Ronald J. Miller     Treasurer, Secretary,
                           Director and Principal
                           Financial Officer              September 25, 2002



Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.


               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

        I, Ronald J. Miller, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fi-Tek VII, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial
	information included in this annual report, fairly present in all material
	respects the financial condition, results of operations and cash flows of the
	registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
	(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 25, 2002
							   /s/ Ronald J. Miller
							 ----------------------
					                   Ronald J. Miller
                  			       [Treasurer, Secretary,
                          			 Director and Principal
                           			      Financial Officer




               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

        I, Frank L. Kramer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fi-Tek VII, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial
	information included in this annual report, fairly present in all material
	respects the financial condition, results of operations and cash flows of the
	registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
	(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 25, 2002
                                                           /s/ Frank L. Kramer
							 ---------------------
                                                               Frank L. Kramer
						      President, Director, and
                           			   Principal Executive Officer
  11



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANT



The Board of Directors and Stockholders of
Fi-Tek VII, Inc.

We have audited the accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company) as of June 30, 2002, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years then ended, and for the period from inception (July 12, 1990) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VII, Inc. as of June 30, 2002, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (July 12, 1990) to June 30, 2002 in conformity with generally accepted accounting principles.


Denver, Colorado
September 17, 2002

                                           COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION


                                     F-1


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2002


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $     7,425
                                                      ----------
   Total current assets                                    7,425
                                                      ----------
  TOTAL ASSETS                                       $     7,425
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       150
                                                      ----------
  Total current liabilities                                  150

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value;
     20,000,000 shares authorized;
     no shares issued and outstanding                          -
   Common stock, $0.00001 par value;
     500,000,000 shares authorized;
     31,357,500 shares issued and
     outstanding                                             314
   Additional paid-in capital                             48,403
   Deficit accumulated during the
     development stage                                   (42,442)
                                                       ---------
                                                           7,275
                                                       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       7,425
                                                       =========

                The accompanying notes are an integral part
                        of the financial statements.
                                     F-2


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                2002               2002       2001
                                -------------      ---------- ----------
REVENUES
   Investment income           $    13,149        $      44  $      98
                                ----------         --------   --------
EXPENSES
   Amortization                        500                -          -
   Legal and accounting             36,465            2,860      2,647
   Officer compensation              3,000                -          -
   Office expense                    5,889              300        300
   Taxes and licenses                2,433                -        122
   Service Fee                          25               25
   Transfer agent                    6,279              898        872
                                ----------         --------   --------
     Total expenses                 54,591            4,083      3,941
                                ----------         --------   --------
NET LOSS                           (41,442)          (4,039)    (3,843)

Accumulated deficit

  Balance, beginning of period           -          (37,403)   (33,560)
                                ----------         --------   --------
  Balance, end of period       $   (41,442)       $ (41,442) $ (37,403)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           27,412,446       31,357,500  31,357,500
                                ==========       ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3




                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 2002

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

                                                          Deficit
                        Common stock                      accumulated   Total
                     ------------------       Additional  during the    stock-
                     Number of                paid-in     developments  holders
                     shares        Amount     capital     stage         equity
                     ----------   --------   -----------  ------------  ------


Balance,
 June 30, 1998    29,017,500        290        38,087       (24,554)    13,823

Common stock issued for
 cash, April 1999 at
$0.001 per share     340,000          4           336             -        340

Common stock issued for
 cash, June 1999 at
$0.005 per share   2,000,000         20         9,980             -     10,000

Net loss for the year
 Ended June 30, 1999       -          -             -        (4,512)    (4,512)

Net loss for the year
 Ended June 30, 2000       -          -             -        (4,494)    (4,494)

Net loss for the year
 Ended June 30, 2001       -          -             -        (3,843)    (3,843)

Net loss for the year
 Ended June 30, 2002       -          -             -        (4,039)    (4,039)
                  ----------    -------    ----------   -----------   --------
Balance,
 June 30, 2002    31,357,500    $   314    $   48,403   $   (42,442)  $  7,275
                  ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-5



                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS



                                Period
                                July 12, 1990
                                (Inception)            For the year
                                to June 30,            ended June 30,
                                2002                  2002       2001
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (42,442)       $  (4,039) $  (3,843)
   Adjustments to reconcile
     net loss to net cash flows from
     in operating activities:
        Amortization                   500                -          -
        Increase (decrease) in
         accounts payable              150               75         22
                                ----------         --------   --------
      Net cash flows from
           operating activities    (40,792)          (3,964)    (3,821)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in
      organization costs              (500)               -          -
                                ----------         --------   --------
      Net cash flows from
           investing activities       (500)               -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        188,730                -          -
   Deferred offering costs paid    (46,335)               -          -
   Statutory escrow contribution   (93,678)               -          -
   Loans from shareholders           4,000                -          -
   Repayment of loans from
     shareholders                   (4,000)               -          -
                                ----------         --------   --------
      Net cash flows from
        financing activities        48,717                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               7,425           (3,964)    (3,821)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           11,389     15,210
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $     7,425        $   7,425  $  11,389
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-6


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002



1. Summary of Significant Accounting Policies
   ------------------------------------------
Development Stage Company
Fi-Tek VII, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1990. Its office is located at the office of its Secretary-Treasurer at 300 High Street, Denver, Colorado 80218.

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

                                     F-7

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
Fair Values of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

2. Stockholders' Equity
   ---------------
On October 29, 1992, the Company completed its initial public offering after selling 8,017,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through December 31, 2003 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At June 30, 2002, no warrants have been exercised.

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

3. Related Party Transactions
   --------------------------
The secretary-treasurer is providing office space at no charge to the Company. The officers of the Company are reimbursed for all out-of-pocket expenses. Since inception, the Company has paid $3,000 to the president as salary for services

Since inception, the Company has paid approximately $9,900 to a related party for services.

4. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $41,400 expiring between 2009 and 2022. The tax benefit of these net operating losses, which totals approximately $7,800, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended June 30, 2002 and 2001, the valuation allowance increased by $800 and $600, respectively.

                                     F-8


Exhibit 4.2

					 FI-TEK VII, INC.
                               300 High Street
                            Denver, Colorado 80218

                                 March 11, 2002

Dear Warrantholder:

	Pursuant to the terms of the Warrant Agreement, you are hereby notified that Fi-Tek VII, Inc. (the "Company") has elected to extend the expiration date of its outstanding Class A and Class B Common Stock Purchase Warrants to December 31, 2003.

	No Warrants can be excercised unless and until a current post-effective amendment to the Company's registration statement is available. No such amendment is available at this time. Thus, the Common Stock Purchase Warrants are not currently excercisable. Subject the the availability of a post-effective amendment, Common Stock Purchase Warrants may be excercised on or before 5:00p.m. Mountain Time, on december 31, 2003, subject to further extension or earlier call, at the discretion of teh Company. Unless excercised prior to the expiration date, Warrants will expire automatically. Subject to the foregoing, the Warrants may be excercised during the excercise period by tender of the applicable Warrant excercise price and surrendor of the Warrant Certificate to the Company's Warrant Agent, Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

                                             FI-TEK VII, INC.

                                             By Order of the Board of Directors



                                             Ronald J. Miller
                                             Secretary/Treasurer



THIS COMMUNICATION DOES NOT AND SHOULD NOT BE CONSTRUED AS AN OFFER TO SELL SECURITIES OR A SOLICITATION OF AN OFFER TO BUY SECURITIES. SUCH OFFERS OR SOLICITATIONS ARE MADE ONLY BY MEANS OF A CURRENT PROSPECTUS AND ANY SUPPLEMENT THERETO, AND ARE MADE ONLY IN SUCH STATES AS THE COMPANY MAY LEGALLY MAKE SUCH OFFERS AND SOLICITATIONS.