Form 10KSB/A
period 2002-06-30
FI TEK VII INC
filed 2002-10-15
CIK 869498

FORM 10-KSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

                                         OR

( ) 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-27471


                                 FI-TEK VII, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                  84-1148206
______________________________         __________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

300 High Street, Denver Colorado                 80218
_________________________________________________________________________
 (Address of principal executive offices)                     (Zip  Code)

                               (303) 778-7443
_________________________________________________________________________
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      Yes Common

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

     As of September 17, 2002, the aggregate market value of the 12,457,500 shares of voting stock held by non-affiliates of the registrant was $124,575.

     The number of shares outstanding of the registrant's only class of common stock, as of September 17, 2002, was 31,357,500.

     Registration Statement 0-27471 as amended, is incorporated into
     Part I of this Report.

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

ITEM 2.     PROPERTIES

     The Company has been provided office space in the home of its Secretary-Treasurer. The Company pays no rent for such space.

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



                                PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     The Company's common stock is traded on the NASD's Bulletin Board. Currently there are six market makers for the Company's securities. For the current fiscal year, the high and low bid prices have ranged from $0.01 to $0.02 and during the last two fiscal years has ranged between $0.01 to $0.062.

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

Mr. Miller received a B.A. Degree from Simpson College in 1965, and a Juris Doctor degree (magna cum laude) from the University of Denver College of Law in 1968.

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
			            33-17260-D    Communications    of Online Comm.
					              Inc. in Nov. 88   representing 80%
							                    of outstanding
							                    stock.

Fi-Tek III, Inc. 9-19-1988    Form S-18     Merged with VSI   Issued new stock
                              5-26-1989     Enterprises, Inc. to shareholders
                              001-10927     in Aug. 1990      of VSI
							                    Enterprises
							                    representing 89%
							                    of outstanding
										  Stock.

Fi-Tek IV, Inc. 8-3-1989     Form S-18      Merged with DBS   Issues new stock
                             5-11-1990      Industries in     to shareholders
			           33-31868-D    December 1992     of DBS
							                    representing 85%
						                          of outstanding
							                    stock.

Fi-Tek V, Inc.  8-3-1989     Form S-18	Merged with         Issued new stock
			           7-10-1991    Laidlaw Holding     to shareholders of
		                 33-37203-D   Inc, and            Laidlaw and
					            Westminster	        Westminster
					            Securities in       representing 95% of
					            June 1999	        outstanding stock.

Fi-Tek VI, Inc.(1) 7-12-1990 Form S-18    Merged with         Issued new stock
      		           4-14-1992    Psychrometric       to shareholders of
			           33-37513-D   Systems Inc. (PSI)  PSI representing
					            in Sept. 1997       90% of outstanding
							                    stock.

Fi-Tek VII, Inc.  7-12-1990  Form S-18    Seeking merger      N/A
			           4-14-2992    with unidentified
			           33-37514-D   company

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


Bluestone Capital 2-1-1987   Form S-18    Merged with         Issued new stock
Corp.                        7-13-1988    Dialogue Inc.       to shareholders of
			           Unknown      in December 1989    Dialogue representing
					                                90% of outstanding
					                                stock.

Catalina Capital  4-27-1990  Form S-18    Merged with         Issued new stock
Corp.			           1-20-1991    Instant Video       to shareholders of
	(5)		           33-35580-B   Technologies Inc.   Instant Video
					            April 1992          representing 85% of
							                    outstanding
					                                stock.

Harbor Capital   5-11-1992   Form S-18      Merged with        Issued new stock
Corp			           11-10-1992     Benefits           to shareholders of
	(5)		           33-57982-D     Administration     Benefits
					              Inc. in            representing 90% of
					              August 1997	   outstanding
					                                 stock.

OSK Capital I    3-2-1999   Form 10SB12G     (3)               N/A
Corp                        10-20-1999
	(5)		          0-27109

OSK Capital II   3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Corp                        3-6-2000        sale to/with
	(5)		          0-28791         Unidentified Company

OSK Capital III  3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Corp                        5-20-2000       sale to/with
        (5)		          0-30023         Unidentified Company

Park Hill        3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Capital I Corp              10-20-1999      sale to/with
        (5)		          0-27911         Unidentified Company

Park Hill        3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Capital II Corp             3-6-2000        sale to/with
	(5)		          0-28791         Unidentified Company

Park Hill        3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Capital III Corp            5-20-2000       sale to/with
	(5)		          0-30021         Unidentified Company

Franklin         3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Resources I Corp            10-30-1999      sale to/with
	(5)		          0-27169         Unidentified Company

Franklin         3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Resources II Corp           3-6-2000        sale to/with
	(5)		          0-28795         Unidentified Company

Franklin         3-2-1999   Form 10SB12G    Seeking Merger or       N/A
Resources III Corp          5-20-2000       sale to/with
	(5)		          0-30017         Unidentified Company


(1) In connection with the closing of the reverse merger between Fi-Tek VI and Psychrometric Systems both Mr. Kramer and Mr. Miller entered into one year consulting agreements whereby they each recieved 1,000,000 shares of common stock as consideration for the agreements.

(2) In Connection with the closing of the reverse merger between Bridgestone and Intellectual Technology Mr. Miller entered into a one year consulting agreement under which he was paid $1,500 per month for a period of twelve months.

(3) Mr Kramer axchanged his stock in OSK Capital I for 147,000 shares of New York Regional Rail (NYRR), with a value at the time of exchange
(February 18, 2000) of $73,500. All other shareholders of OSK exchanged their holdings as well.

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