Form 10QSB
period 2002-09-30
FI TEK VII INC
filed 2002-11-14
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                                          Shares  Outstanding
            Class of Securities                           at October 28, 2002
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          31,357,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2002


                                   CONTENTS



         BALANCE SHEET ............................................  1

         STATEMENTS OF OPERATIONS .................................  2

         STATEMENTS OF CASH FLOWS .................................  3

         NOTES TO THE FINANCIAL STATEMENTS ........................  4






                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                    September 30, 2002



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   7,130
                                                                      --------
         Total current assets                                            7,130
                                                                      --------

         TOTAL ASSETS                                                $   7,130
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $     135
                                                                      --------

         Total current liabilities                                         135


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 31,357,500 shares issued
      and outstanding                                                      314
   Additional paid-in capital                                           48,403
   Deficit accumulated during the
      development stage                                                (41,722)
                                                                      --------
                                                                         6,995
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   7,130
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the
                        July 12,     three      three
                        1990         months     months
                        (Inception)  ended      ended
                        to September September  September
                        30, 2002     30, 2002   30, 2001
                        -----------  ---------  ---------
REVENUES
  Investment income     $    13,156  $       7  $      16
                        -----------  ---------  ---------
EXPENSES
  Amortization                  500          -          -
  Legal and accounting       36,540         75      1,300
  Officer compensation        3,000          -          -
  Office expense              5,889          -          -
  Taxes and licenses          2,433          -          -
  Service Fees                   25          -          -
  Transfer agent              6,491        212        225
                         ----------  ---------  ---------
        Total expenses       54,878        287      1,525
                         ----------  ---------  ---------
NET LOSS                    (41,722)      (280)    (1,509)

Accumulated deficit
  Balance,
    beginning of period           -    (41,442)   (37,403)
                         ----------  ---------  ---------
  Balance,
        end of period    $  (41,722) $ (41,722) $ (38,912)
                         ==========  =========  =========
NET LOSS PER SHARE       $     (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING            28,139,051  31,357,500 31,357,500
                         ==========  ========== ==========


      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        July 12,       three        three
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to September   September    September
                                        30, 2002       30, 2002     30, 2001
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (41,722)  $     (280)  $  (1,509)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Amortization                               500            -           -
      Increase (decrease) in
        accounts payable                         135          (15)      1,375
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (41,087)        (295)       (134)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash flows from
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   188,730            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from shareholders        (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               48,717            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    7,130         (295)       (134)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        7,425      11,389
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     7,130   $     7,130   $  11,255
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2002



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek VII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.
These financial statements should be read in conjunction with the audited financial statements at June 30, 2002.

                                          4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering).
Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At September, 2002, the Company had total liquid capital resources
(cash) of $7,130.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At September 30, 2002 (quarter end) the Company had current assets of $7,130 and total assets of $7,130. These figures compare to $11,255 in current assets and $11,255 in total assets at September 30, 2001. The total assets for the period ended September 30, 2002 and 2001 consist entirely of unrestricted cash. The decreases in current and total assets from the quarter ended September 30, 2001 to the comparable period in 2002 are attributable to the Company's operating expenses exceeding its receipt of interest earned on cash balances during theyear, and expenses related to compliance reporting.


     The Company continues to carry out its plan of business, identifying and evaluating acquisition candidates. The Company cannot predict to what extent its liquidity and capital resources will continue to be diminished prior to the consummation of a business combination or whether its capital will be further depleted by operating losses, if any, of the business entity which the Company eventually acquires.


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended September 30, 2002,the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $7 and $16, no revenues were received by the Company during the quarters ended
September 30, 2002 and 2001, respectively. Since inception, the Company has earned interest income of $13,156. No other revenues have been received by the Company since inception. The Company experienced a net loss of $280 and $1,509, respectively, during the quarters ended September 30, 2002 and 2001. This decrease in net loss is attributable to timing differences in the payment of expenses related to reporting requirements.

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


Item 3.   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

               99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002


         (b) Reports on Form 8-K

             None


                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, theRegistrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: November 14, 2002                                  Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Principal Financial Officer




              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald J. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fi-Tek VII, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

/s/ Ronald J. Miller
---------------------
Ronald J. Miller
Treasurer, Secretary,
Director and Principal
Financial Officer









              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Frank L. Kramer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fi-Tek VII, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 14, 2002

 /s/ Frank L. Kramer
 ---------------------
 Frank L. Kramer
 President, Director, and
 Principal Executive Officer