Form 10QSB
period 2002-12-31
FI TEK VII INC
filed 2003-02-14
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

                                                          Shares  Outstanding
            Class of Securities                           at February 10, 2003
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          31,357,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended December 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              December 31, 2002


                                   CONTENTS



         BALANCE SHEET ............................................  1

         STATEMENTS OF OPERATIONS .................................  2

         STATEMENTS OF CASH FLOWS .................................  3

         NOTES TO THE FINANCIAL STATEMENTS ........................  4






                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  December 31, 2002



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   4,664
                                                                      --------
         Total current assets                                            4,664
                                                                      --------

         TOTAL ASSETS                                                $   4,664
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $     150
                                                                      --------

         Total current liabilities                                         150


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 31,357,500 shares issued
      and outstanding                                                      314
   Additional paid-in capital                                           48,403
   Deficit accumulated during the
      development stage                                                (44,203)
                                                                      --------
                                                                         4,514
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   4,664
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                       For the
                       Period      For the    For the    For the    For the
                       July 12,    three      three      six        six
                       1990        months     months     months     months
                       (Inception) ended      ended      ended      ended
                       to December December   December   December   December
                       31, 2002    31, 2002   31, 2001   31, 2002   31, 2001
                       ----------- ---------- ---------- ---------- ----------
REVENUES
  Investment income    $    13,162 $        6 $       12 $       13 $       28
                       ----------- ---------- ---------- ---------- ----------
EXPENSES
  Amortization                 500          -          -          -          -
  Legal and accounting      38,802      2,262        593      2,337      1,893
  Officer compensation       3,000          -          -          -          -
  Office expense             5,889          -        150          -        150
  Taxes and licenses         2,433          -          -          -          -
  Service fees                  25          -          -          -          -
  Transfer agent             6,716        225        225        437        450
                        ---------- ---------- ---------- ---------- ----------
        Total expenses      57,365      2,487        968      2,774      2,493
                        ---------- ---------- ---------- ---------- ----------
NET LOSS                   (44,203)    (2,481)      (956)    (2,761)    (2,465)

Accumulated deficit
  Balance,
    beginning of period          -    (41,722)   (38,912)   (41,442)   (37,403)
                        ---------- ---------- ---------- ---------- ----------
  Balance,
        end of period   $  (44,203)$  (44,203)$  (39,868)$  (44,203)$  (39,868)
                        ========== ========== ========== ========== ==========
NET LOSS PER SHARE      $     (NIL)$     (NIL)$     (NIL)$     (NIL)$     (NIL)
                        ========== ========== ========== ========== ==========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING           28,204,056 31,357,500 31,357,500 31,357,500 31,357,500
                        ========== ========== ========== ========== ==========


      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        July 12,       three        three
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to December    December     December
                                        31, 2002       31, 2002     31, 2001
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (44,203)  $   (2,761)  $  (2,465)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Amortization                               500            -           -
      Increase in
        accounts payable                         150            -         668
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (43,553)      (2,761)     (1,797)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash flows from
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   188,730            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from shareholders        (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               48,717            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    4,664       (2,761)     (1,797)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        7,425      11,389
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     4,664   $     4,664   $   9,592
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                    December 31, 2002



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

                                          4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At December 31, 2002, the Company had total liquid capital resources (cash) of $4,664.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At December 31, 2002
(quarter end) the Company had current assets of $4,664 and total assets of $4,664. These figures compare to $9,592 in current assets and $9,592 in total assets at December 31, 2001. The total assets for the period ended December 31, 2002 and 2001 consist entirely of unrestricted cash. The decreases in current and total assets from the quarter ended December 31, 2001 to the comparable period in 2002 are attributable to the Company's operating expenses exceeding its receipt of interest earned on cash balances during the year, and expenses related to compliance reporting.


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


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended December 31, 2002,the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $6 and $12, no revenues were received by the Company during the quarters ended
December 31, 2002 and 2001, respectively. Since inception, the Company has earned interest income of $13,162. No other revenues have been received by the Company since inception. The Company experienced a net loss of $2,481 and $956, respectively, during the quarters ended December 31, 2002 and 2001. This decrease in net loss is attributable to timing differences in the payment of expenses related to reporting requirements.

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

Date: February 14, 2003                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer




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



Date: February 14, 2003

/s/ Ronald J. Miller
---------------------
Ronald J. Miller
Treasurer, Secretary,
Director and Chief
Financial Officer









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


 Date:  February 14, 2003

 /s/ Frank L. Kramer
 ---------------------
 Frank L. Kramer
 President, Director, and
 Chief Executive Officer