Form 10QSB
period 2003-03-31
FI TEK VII INC
filed 2003-05-08
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                                                          Shares  Outstanding
            Class of Securities                           at May 12, 2003
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          31,357,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.





                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              March 31, 2003


                                   CONTENTS



         BALANCE SHEET ............................................  1

         STATEMENTS OF OPERATIONS .................................  2

         STATEMENTS OF CASH FLOWS .................................  3

         NOTES TO THE FINANCIAL STATEMENTS ........................  4







                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  March 31, 2003



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   3,857
                                                                      --------
         Total current assets                                            3,857
                                                                      --------

         TOTAL ASSETS                                                $   3,857
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $     75
                                                                      --------

         Total current liabilities                                         75


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 31,357,500 shares issued
      and outstanding                                                      314
   Additional paid-in capital                                           48,403
   Deficit accumulated during the
      development stage                                                (44,935)
                                                                      --------
                                                                         3,782
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   3,857
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                       For the
                       Period      For the    For the    For the    For the
                       July 12,    three      three      nine       nine
                       1990        months     months     months     months
                       (Inception) ended      ended      ended      ended
                       to March    March      March      March      March
                       31, 2003    31, 2003   31, 2002   31, 2003   31, 2002
                       ----------- ---------- ---------- ---------- ----------
REVENUES
  Investment income    $    13,166 $        4 $       9  $       17 $       37
                       ----------- ---------- ---------- ---------- ----------
EXPENSES
  Amortization                 500          -          -          -          -
  Legal and accounting      39,377        575        494      2,912      2,387
  Officer compensation       3,000          -          -          -          -
  Office expense             5,889          -         11          -        160
  Taxes and licenses         2,433          -          -          -          -
  Service fees                  36         11          -         11          -
  Transfer agent             6,941        150        225        587        675
                        ---------- ---------- ---------- ---------- ----------
        Total expenses      58,176        811        730      3,510      3,222
                        ---------- ---------- ---------- ---------- ----------
NET LOSS                   (44,935)      (732)      (721)    (3,493)    (3,185)

Accumulated deficit
  Balance,
    beginning of period          -    (44,203)   (39,867)   (41,442)   (37,403)
                        ---------- ---------- ---------- ---------- ----------
  Balance,
        end of period   $  (44,935)$  (44,935)$  (40,588)$  (44,935)$  (40,588)
                        ========== ========== ========== ========== ==========
NET LOSS PER SHARE      $     (NIL)$     (NIL)$     (NIL)$     (NIL)$     (NIL)
                        ========== ========== ========== ========== ==========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING           28,265,155 31,357,500 31,357,500 31,357,500 31,357,500
                        ========== ========== ========== ========== ==========


      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        July 12,       nine         nine
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to March       March        March
                                        31, 2003       31, 2003     31, 2002
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (44,935)  $   (732)    $ (3,185)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Amortization                               500           -           -
      Increase in
        accounts payable                          75        (75)         (75)
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (44,360)      (807)      (3,260)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash flows from
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   188,730            -           -
  Deferred offering costs
    paid                                     (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
  Loans from shareholders                      4,000            -           -
  Repayment of loans from shareholders        (4,000)           -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               48,717            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    3,782        (807)     (3,260)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        4,664      11,389
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     3,782   $     3,782   $   8,129
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                    March 31, 2003



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

2. Sales of  Securities
   --------------------
In April 2003, the company sold 1,600,000 shares of common stock to its directors for the aggregate purchase price of $8,000.

                                           4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At March 31, 2003, the Company had total liquid capital resources (cash) of $3,857.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At March 31, 2003
(quarter end) the Company had current assets of $3,857 and total assets of $3,857. These figures compare to $8,129 in current assets and $8,129 in total assets at March 31, 2002. The total assets for the period ended March 31, 2003 and 2002 consist entirely of unrestricted cash. The decreases in current and total assets from the quarter ended
March 31, 2003 to the comparable period in 2002 are attributable to the Company's operating expenses exceeding its receipt of interest earned on cash balances during the year, and expenses related to compliance reporting.


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


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended March 31, 2003,the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $4 and $9, no revenues were received by the Company during the quarters ended
March 31, 2003 and 2002, respectively. Since inception, the Company has earned interest income of $13,166. No other revenues have been received by the Company since inception. The Company experienced a net loss of $807 and $721, respectively, during the quarters ended December 31, 2003 and 2002. This increase in net loss is attributable to timing differences in the payment of expenses related to reporting requirements.

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

Date: May 12, 2003                            Fi-Tek VII, Inc.

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



Date: May 12, 2003

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


 Date:  May 12, 2003

 /s/ Frank L. Kramer
 ---------------------
 Frank L. Kramer
 President, Director, and
 Chief Executive Officer