Form 10KSB
period 2003-06-30
FI TEK VII INC
filed 2003-09-29
CIK 869498

FORM 10-KSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended June 30, 2003

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number:  0-27471


                                 FI-TEK VII, INC.
               ______________________________________________________
                   (Name of small business issuer in its charter)

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

                               (303) 778-7443
_________________________________________________________________________
            (Issuer's telephone number, including area code)

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

     As of September 29, 2003, the aggregate market value of the 12,457,500 shares of voting stock held by non-affiliates of the registrant was $249,150.

     The number of shares outstanding of the registrant's only class of common stock, as of September 29, 2003, was 32,957,500.

     Registration Statement 0-27471 as amended, is incorporated into
Part I of this Report.

     Exhibit Index is located at Page 10.

                                PART I

ITEM 1.     DESCRIPTION OF BUSINESS

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

ITEM 2.     DESCRIPTION OF PROPERTIES

     The Company has been provided office space in the home of its Secretary-Treasurer. The Company pays no rent for such space.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not party to any threatened or pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.



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

     At September 29, 2003, the Company had approximately 59 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At June 30, 2003, the Company had total liquid capital resources
(cash) of $10,484.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. The Company's balance sheet for the fiscal year ended June 30, 2003, reflects a current asset value of $10,484 and a total asset value of $10,484. The figures compare to $7,425 in current assets and $7,425 in total assets at June 30, 2002. The total assets for both fiscal years consisted of unrestricted cash. The increases in current and total assets from the 2002 fiscal year end to the 2003 fiscal year end are attributable to the Company's receipts from stock investment for the fiscal year ended June 30, 2003.


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

Results of Operations

     Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $20 and $44, no revenues were received by the Company during the fiscal years ended June 30, 2003 and 2002, respectively. Since inception, the Company has earned interest income of $13,169. No other revenues have been received by the Company since inception. The Company experienced a net loss of $4,866 and $4,039, respectively, during the fiscal years ended June 30, 2003 and 2002. This increase in net loss is attributable to timing differences in the payment of expenses related to reporting requirements, and additional accounting expenses subsequent to the passage of the Sarbances-Oxley Act.

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

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    61       President, Director
                                  since July 13, 1990

      Ronald J. Miller   60       Secretary, Treasurer, Director
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


     Ronald J. Miller.
        Mr. Miller is the Secretary, Treasurer and a director of the Company. He currently devotes a majority of his time and attention to his personal investments. He is also currently the president and sole director of The Phoenix Companies, Inc., a public company which was formed to "spin-off" publicly held subsidiaries as acquisition candidates of private companies and/or business opportunities. Presently Phoenix is a dormant company but at some time in the future it could seek a suitable business opportunity for merger with it, and thus could be in competition with the Company at that time. Mr. Miller is also the Chairman of the Board of a private company, Cyberloan.com, Inc., now a defunct corporation. During the past fifteen years, Mr. Miller has been involved as an officer, director or principal shareholder of nine other public companies formed for the same business purpose as the Company. Details with respect to these nine companies is set forth in tabular form in this Item 9. From 1968 through 1991, Mr. Miller was engaged full time in the practice of law in Denver, Colorado. He currently maintains his license to practice law although he has not practiced law since 1991.

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

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of September 29, 2003, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

Name and Address of     Number of Shares     Percentage
 Beneficial Owner      Owner Beneficially     of Class
-------------------   --------------------  ------------
*Frank L. Kramer             7,300,000             22%
5330 E. 17th Ave Parkway
Denver, CO  80220

*Ronald J. Miller            8,300,000(1)          25%
300 High Street
Denver, CO  80218

Maurice LaFlamme             4,250,000             13%
49 Bay View Drive North
Jamestown, RI  02835

*All directors and          15,600,000             47%
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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception, the Company has sold to its officers, directors and others in various private placements a total of 24,940,000 shares of Common Stock for a total of $36,340 or an average of $.001 per share. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company does not have any pension, profit-sharing, stock option, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.

     The Company presently maintains its offices at the home of its Secretary-Treasurer, for which it pays no rent, and for which it does not anticipate paying rent in the future. The Company anticipates that following the consummation of a business combination with an acquisition candidate, the Company's office will be moved, but cannot predict future office or facility arrangements with officers, directors or affiliates of the Company.

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

                                     PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) Financial Statements and Schedules

     The following Financial Statements are filed as part of this report:

             Independent Auditor's Report of Comiskey & Company     F-1
             Balance Sheet                                          F-2
             Statements of Loss and Accumulated Deficit             F-3
             Statement of Stockholders' Equity                      F-4-5
             Statements of Cash Flows                               F-6
             Notes to Financial Statements                          F-7-9

             (b) Reports on Form 8-K

                            None.

             (c) Exhibits

     The following Exhibits are filed with this report:

Name of Exhibit

     (31.1)	   Certifications pursuant to Rule 13a-14(a) or 15d-14(a)
		   under the Securities Exchange Act of 1934, as amended.

     (32.1)	   Certifications of Chief Executive Officer and Chief Financial
               Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14	CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date:  September 29, 2003                        Fi-Tek VII, Inc.



                                        By:   /s/ Ronald J. Miller
                                              -------------------
                                              Ronald J. Miller
                                              Chief Financial Officer


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANT



The Board of Directors and Stockholders of
Fi-Tek VII, Inc.

We have audited the accompanying balance sheet of Fi-Tek VII, Inc. (a development stage company) as of June 30, 2003, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years then ended, and for the period from inception (July 12, 1990) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VII, Inc. as of June 30, 2003, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (July 12, 1990) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
September 17, 2003

                                           /s/ COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION


                                     F-1


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2003


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    10,484
                                                      ----------
   Total current assets                                   10,484
                                                      ----------
  TOTAL ASSETS                                       $    10,484
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $        75
                                                      ----------
  Total current liabilities                                   75

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value;
     20,000,000 shares authorized;
     no shares issued and outstanding                          -
   Common stock, $0.00001 par value;
     500,000,000 shares authorized;
     32,957,500 shares issued and
     outstanding                                             330
   Additional paid-in capital                             56,387
   Deficit accumulated during the
     development stage                                   (46,308)
                                                       ---------
                                                          10,409
                                                       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      10,484
                                                       =========

                The accompanying notes are an integral part
                        of the financial statements.
                                     F-2


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                Period
                                July 12, 1990
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                   2003               2003        2002
                                -------------      ---------- ----------
REVENUES
   Investment income           $    13,169        $      20  $      44
                                ----------         --------   --------
EXPENSES
   Amortization                        500                -          -
   Legal and accounting             40,456            3,991      2,860
   Officer compensation              3,000                -          -
   Office expense                    5,889                -        300
   Taxes and licenses                2,433                -          -
   Service fees                         36               11         25
   Transfer agent                    7,163              884        898
                                ----------         --------   --------
     Total expenses                 59,477            4,886      4,083
                                ----------         --------   --------
NET LOSS                           (46,308)          (4,866)    (4,039)

Accumulated deficit

  Balance, beginning of period           -          (41,442)   (37,403)
                                ----------         --------   --------
  Balance, end of period       $   (46,308)       $ (46,308) $ (41,442)
                                ==========         ========   ========
NET LOSS PER SHARE             $         -       $        - $        -
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           28,352,614       31,721,336  31,357,500
                                ==========       ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3




                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 2003

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

                 The accompanying notes are an integral part
                        of the financial statements
                                     F-4



                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED) For the period from inception (July 12, 1990) to June 30, 2003
                                 (Continued)

                                                          Deficit
                        Common stock                      accumulated   Total
                     ------------------       Additional  during the    stock-
                     Number of                paid-in     developments  holders
                     shares        Amount     capital     stage         equity
                     ----------   --------   -----------  ------------  ------

Common stock issued for
 cash, June 1999 at
$0.005 per share   2,000,000         20         9,980             -     10,000

Net loss for the year
 Ended June 30, 1999       -          -             -        (4,512)    (4,512)

Net loss for the year
 Ended June 30, 2000       -          -             -        (4,494)    (4,494)

Net loss for the year
 Ended June 30, 2001       -          -             -        (3,843)    (3,843)

Net loss for the year
 Ended June 30, 2002       -          -             -        (4,039)    (4,039)

Common stock issued for
 cash, April 2003 at
$0.005 per share   1,900,000         16         7,984             -      8,000

Net loss for the year
 Ended June 30, 2003       -          -             -        (4,866)    (4,866)
                  ----------    -------    ----------   -----------   --------
Balance,
 June 30, 2003    31,957,500    $   330    $   56,387   $   (46,308)  $ 10,409
                  ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-5



                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS



                                Period
                                July 12, 1990
                                (Inception)            For the year
                                to June 30,            ended June 30,
                                  2003                 2003       2002
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (46,308)       $  (4,866) $  (4,039)
   Adjustments to reconcile
     net loss to net cash flows from
     in operating activities:
        Amortization                   500                -          -
        Increase (decrease) in
         accounts payable               75              (75)        75
                                ----------         --------   --------
      Net cash flows from
           operating activities    (40,733)          (4,941)    (3,964)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in
      organization costs              (500)               -          -
                                ----------         --------   --------
      Net cash flows from
           investing activities       (500)               -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        196,730            8,000          -
   Deferred offering costs paid    (46,335)               -          -
   Statutory escrow contribution   (93,678)               -          -
   Loans from shareholders           4,000                -          -
   Repayment of loans from
     shareholders                   (4,000)               -          -
                                ----------         --------   --------
      Net cash flows from
        financing activities        56,717            8,000          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              10,484            3,259     (3,964)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -            7,425     11,389
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    10,484        $  10,484  $   7,425
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-6


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003



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

                                     F-7

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
Fair Values of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Consideration of Other Comprehensive Income Items
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

On April 8, 2003 the Company issued 1,600,000 shares of Common Stock for $8,000 cash. Ronald J. Miller and Frank L. Kramer each purchased 800,000 shares at a price of $0.005 per share.


3. Related Party Transactions
   --------------------------
The secretary-treasurer is providing office space at no charge to the Company. The officers of the Company are reimbursed for all out-of-pocket expenses. Since inception, the Company has paid $3,000 to the president as salary for services

Since inception, the Company has paid approximately $9,900 to a related party for services.

                                     F-8

                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

4. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $46,400 expiring between 2010 and 2023. The tax benefit of these net operating losses, which totals approximately $8,800, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended June 30, 2003 and 2002, the valuation allowance increased by $1,000 and $800, respectively.

                                     F-9