Form 10QSB
period 2003-09-30
FI TEK VII INC
filed 2003-11-12
CIK 869498

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-27471


                                  FI-TEK VII, INC.
               ______________________________________________________
         (Exact name of small business issuer as specified in its charter)

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

                               (303) 778-7443
________________________________________________________________________________
                 (Issuer's telephone number, including area code)


________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___




    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                           at November 6, 2003
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          32,957,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2003


                                   CONTENTS



         BALANCE SHEET ............................................  1

         STATEMENTS OF OPERATIONS .................................  2

         STATEMENTS OF CASH FLOWS .................................  3

         NOTES TO THE FINANCIAL STATEMENTS ........................  4






                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 2003



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  10,312
                                                                      --------
         Total current assets                                           10,312
                                                                      --------

         TOTAL ASSETS                                                $  10,312
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   1,675
                                                                      --------

         Total current liabilities                                       1,675


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 32,957,500 shares issued
      and outstanding                                                      330
   Additional paid-in capital                                           56,387
   Deficit accumulated during the
      development stage                                                (48,080)
                                                                      --------
                                                                         8,637
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  10,312
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the
                        July 12,     three      three
                        1990         months     months
                        (Inception)  ended      ended
                        to September September  September
                        30, 2003     30, 2003   30, 2002
                        -----------  ---------  ---------
REVENUES
  Investment income     $    13,172  $       3  $       7
                        -----------  ---------  ---------
EXPENSES
  Amortization                  500          -          -
  Legal and accounting       41,981      1,525         75
  Officer compensation        3,000          -          -
  Office expense              5,889          -          -
  Taxes and licenses          2,433          -          -
  Service fees                   36          -          -
  Transfer agent              7,413        250        212
                         ----------  ---------  ---------
        Total expenses       61,252      1,775        287
                         ----------  ---------  ---------
NET LOSS                    (48,080)    (1,772)      (280)

Accumulated deficit
  Balance,
    beginning of period           -    (46,308)   (41,442)
                         ----------  ---------  ---------
  Balance,
        end of period    $  (48,080) $ (48,080) $ (41,722)
                         ==========  =========  =========
NET LOSS PER SHARE       $     (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING            28,382,368  31,357,500 31,357,500
                         ==========  ========== ==========


      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        July 12,       three        three
                                        1990           months       months
                                        (Inception)    ended        ended
                                        to September   September    September
                                        30, 2003       30, 2003     30, 2002
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (48,080)  $   (1,772)  $    (280)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Amortization                               500            -           -
      Increase (decrease) in
        accounts payable                       1,675        1,600         (15)
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (45,905)        (172)       (295)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (500)           -           -
                                        ------------   ----------   ---------
    Net cash flows from
      investing activities                      (500)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   196,730            -           -
  Proceeds from shareholder loans              4,000            -           -
  Repayment of shareholder loans              (4,000)           -           -
  Deferred offering costs paid               (46,335)           -           -
  Statutory escrow contribution              (93,678)           -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               56,717            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   10,312         (172)       (295)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       10,484       7,425
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $    10,312   $    10,312   $   7,130
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2003



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek VII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.
These financial statements should be read in conjunction with the audited financial statements at June 30, 2003.

                                          4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At September 30, 2003, the Company had total liquid capital resources (cash) of $10,312.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At September 30, 2003 (quarter end) the Company had current assets of $10,312 and total assets of $10,312. These figures compare to $7,130 in current assets and $7,130 in total assets at September 30, 2002. The total assets for the period ended September 30, 2003 and 2002 consist entirely of unrestricted cash. The increases in current and total assets from the quarter ended September 30, 2002 to the comparable period in 2003 are attributable to the issuance of common stock in April 2003 for $8,000 offset by the Company's operating expenses and expenses related to compliance reporting.

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


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended September 30, 2003, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $3 and $7, no revenues were received by the Company during the quarters ended
September 30, 2003 and 2002, respectively. Since inception, the Company has earned interest income of $13,172. No other revenues have been received by the Company since inception. The Company experienced a net loss of $1,772 and $280, respectively, during the quarters ended September 30, 2003 and 2002. This increase in net loss is attributable to timing differences in the payment of expenses related to reporting requirements.

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


Item 3.   Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

               31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               32.1 Certifications of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

             None


                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: November 11, 2003                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer