Form 10QSB
period 2004-03-31
FI TEK VII INC
filed 2004-05-17
CIK 869498

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-27471


                                FI-TEK VII, INC.
               ------------------------------------------------------
               (Exact name of issuer as specified in its charter)

           Delaware                                    84-1148206
-------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

300 High Street       Denver, Colorado                             80218
---------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip  Code)

                                 (303) 778-7443
--------------------------------------------------------------------------------
                 (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---




    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                           at May 14, 2004
            -------------------                           -------------------

            Common Stock, par value $0.00001 per share          32,957,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ---        ---



                                        INDEX




PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended March 31, 2004 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                FI-TEK VII, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2004


                                    CONTENTS



         BALANCE SHEET (unaudited).................................  1

         STATEMENTS OF OPERATIONS (unaudited)......................  2

         STATEMENTS OF CASH FLOWS (unaudited)......................  3

         NOTES TO THE FINANCIAL STATEMENTS (unaudited).............  4






                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)




Assets

Current Assets
  Cash                                                                  $6,775
                                                                   =============


Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                                     $   75
                                                                   -------------

Stockholders' Equity
  Preferred stock, $0.00001 par value; 20,000,000 shares
    authorized; none issued or outstanding                                  -
  Common stock, $0.00001 par value, 500,000,000 shares
    authorized; 32,957,500 issued and outstanding                          330
  Additional paid in capital                                            56,387
  (Deficit) accumulated in the development stage                       (50,017)
                                                                   -------------

                                                                         6,700
                                                                   -------------

                                                                        $6,775
                                                                   ============


    The accompanying notes are an integral part of the financial statements.

                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 For the period
                                 For the three months               For the nine months          from inception
                                    ended March 31,                   ended March 31,          (July 12, 1990) to
                              -----------------------------   -----------------------------   --------------------
                                2004             2003              2004              2003        March 31, 2004
                              ------------------------------------------------------------------------------------

REVENUES
        Investment income     $           3   $           4   $           9   $          17   $             13,178
                              -------------   -------------   -------------   -------------   --------------------

EXPENSES
        Amortization                      -               -               -               -                    500
        Legal and accounting            650             575           2,790           2,912                 43,246
        Officer compensation              -               -               -               -                  3,000
        Office expense                    -               -               -               -                  5,889
        Taxes and licenses                -               -               -               -                  2,433
        Service fees                      -              11               -              11                     36
        Transfer agent                  228             150             928             587                  8,091
                              -------------   -------------   -------------   -------------   --------------------

                Total expenses          878             736           3,718           3,510                 63,195
                              -------------   -------------   -------------   -------------   --------------------

NET (LOSS)                    $        (875)  $        (732)  $      (3,709)  $      (3,493)  $            (50,017)
                              -------------   -------------   -------------   -------------   --------------------

NET (LOSS) PER SHARE          $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)  $              (0.00)
                              -------------   -------------   -------------   -------------   --------------------


WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING        32,957,500      31,357,500      32,957,500      31,357,500             28,605,328
                              -------------   -------------   -------------   -------------   --------------------
















    The accompanying notes are an integral part of the financial statements.

                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the period
                                                                  For the nine months ended          from inception
                                                                         March 31,                   (July 12, 1990)
                                                                 ------------------------------
                                                                    2004             2003           to March 31, 2004
                                                                 =======================================================
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                                      $      (3,709)   $      (3,493)   $            (50,017)
 Adjustments to reconcile
      net (loss) to net cash flows
      (used in) operating activities:
         Amortization                                                        -                -                     500
         Increase in accounts payable                                        -              (75)                     75
                                                                 -------------    -------------    --------------------

            Net cash flows (used in) operating activities               (3,709)          (3,568)                (49,442)
                                                                 -------------    -------------    --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Organization costs                                                     -                -                    (500)
                                                                 -------------    -------------    --------------------

            Net cash flows (used in) investing activities                    -                -                    (500)
                                                                 -------------    -------------    --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                               -                -                 196,730
      Proceeds from shareholder loans                                        -                -                   4,000
      Repayment of shareholder loans                                         -                -                  (4,000)
      Deferred offering costs paid                                           -                -                 (46,335)
      Statutory escrow contribution                                          -                -                 (93,678)
                                                                 -------------    -------------    --------------------

            Net cash flows provided by financing activities                  -                -                  56,717
                                                                 -------------    -------------    --------------------

 NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                              (3,709)          (3,568)                  6,775

 CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                               10,484            7,425                       -
                                                                 -------------    -------------    --------------------

 CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                              $       6,775    $       3,857    $              6,775
                                                                 =============    =============    ====================






    The accompanying notes are an integral part of the financial statements.

                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of June 30, 2003 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is  calculated  by dividing  net income  (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At March 31, 2004, the Company had total liquid capital resources (cash) of $6,775.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At March 31, 2004 (quarter end) the Company had current assets of $6,775 and total assets of $6,775. These figures compare to $3,857 in current assets and $3,857 in total assets at March 31, 2003. The total assets at March 31, 2004 and 2003 consist entirely of unrestricted cash. The increases in current and total assets from the quarter ended March 31, 2003 to the comparable period in 2004 are attributable to the issuance of common stock in April 2003 for $8,000, offset by the Company's operating expenses and expenses related to compliance reporting.

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


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended March 31, 2004,the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $3 and $4, no revenues were received by the Company during the quarters ended March 31, 2004 and 2003, respectively. Since inception, the Company has earned interest income of $13,178. No other revenues have been received by the Company since inception. The Company experienced a net loss of $875 and $732, respectively, during the quarters ended March 31, 2004 and 2003. During the nine months ended March 31, 2004 and March 31, 2003, the Company experienced a net loss of $3,709 and $3,493, respectively. This increase in net loss for both the three month and nine month comparison periods is attributable to timing differences in the payment of expenses related to reporting requirements.

     For the current fiscal year, the Company anticipates a somewhat higher net loss owing to expenses associated primarily with compliance with reporting requirements and with locating and evaluating acquisition candidates, and similar interest income. The Company expects increased accounting expenses due to change of auditing firms for the current fiscal year. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.




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


         (b) Reports on Form 8-K

             Form 8-K filed on May 11, 2004 regarding change of auditors.






                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, theRegistrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: May 14, 2004                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer

                                                                    Exhibit 31.1


                                 CERTIFICATIONS



I, Ronald J. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fi-Tek VII, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Omitted

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





Date: May 14, 2004                               By: /s/ Ronald J. Miller

                                                                Ronald J. Miller
                                              Treasurer, Secretary, Director and
                                                         Chief Financial Officer

                                 CERTIFICATIONS



I, Frank L. Kramer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fi-Tek VII, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Omitted

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





Date: May 14, 2004                                By: /s/ Frank L. Kramer

                                                                 Frank L. Kramer
                                                         President, Director and
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Fi-Tek VII, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 (the "Report"), I, Ronald J. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



/s/ Ronald J. Miller
-----------------------
Ronald J. Miller
Chief Financial Officer
May 14, 2004



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Fi-Tek VII, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 (the "Report"), I, Frank L. Kramer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.


/s/ Frank L. Kramer
-----------------------
Frank L. Kramer
Chief Executive Officer
May 14, 2004