Form 10KSB
period 2004-06-30
FI TEK VII INC
filed 2004-10-13
CIK 869498

FORM 10-KSB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended June 30, 2004

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

     As of October 12, 2004, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $ 622,875.

     The number of shares outstanding of the registrant's only class of common stock, as of October 12, 2004, was 36,507,500.

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

     In April 1992, the Company completed its public offering of securities, receiving gross proceeds of $160,390 from the sales of 8,017,500 units of the Company's securities, such units (the "Units") consisting of common and common stock purchase warrants (the "Offering"). The underwriter of the Company's Offering, pursuant to the Underwriting Agreement, purchased a warrant to purchase 801,750 Units of the Company's securities, such units consisting of common stock and common stock purchase warrants. The Underwriter's warrants expired in April 1997 without having been exercised.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.



                                PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     The Company's common stock is traded on the NASD's Bulletin Board. Currently there are seven market makers for the Company's securities. For the current fiscal year, the high and low bid prices have ranged from $0.03 to $0.10 and during the last two fiscal years has ranged between $0.01 to $0.10.

     At October 12, 2004, the Company had approximately 48 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At June 30, 2004, the Company had total liquid capital resources
(cash) of $22,487.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. The Company's balance sheet for the fiscal year ended June 30, 2004, reflects a current asset value of $22,487 and a total asset value of $22,487. The figures compare to $10,484 in current assets and $10,484 in total assets at June 30, 2003. The total assets for both fiscal years consisted of unrestricted cash. The increases in current and total assets from the 2003 fiscal year end to the 2004 fiscal year end are attributable to the Company's receipts from private placements of its common stock during the fiscal year ended June
30, 2004.


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

Results of Operations

     Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $11 and $20, no revenues were received by the Company during the fiscal years ended June 30, 2004 and 2003, respectively. Since inception, the Company has earned interest income of $13,180. No other revenues have been received by the Company since inception. The Company experienced a net loss of $6,951 and $3,493, respectively, during the fiscal years ended June 30, 2004 and 2003. This increase in net loss is attributable to timing differences in the payment of expenses related to reporting requirements, additional accounting expenses subsequent to the passage of the Sarbances-Oxley Act, and differences in expenses associated with acquisition activites.

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


ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     By report on Form 8-K filed on May 11, 2004 the Company reported that it had changed auditors. Comiskey & Company, P.C., the Company's independent accountants for the fiscal years ended in 2002 and 2003 resigned due to mandates under the provisions of the Sarbanes-Oxley Act of 2002, or the regulations promulgated thereunder, that impose limits upon the period of time over which an audit partner may serve a registrant. The Company retained the accounting firm of Stark Winter Schenkein & Co., LLP, to serve as the Company's independent auditors for the fiscal year ended June 30, 2004.

There have been no disagreements with accountants during the last two fiscal years on accounting and financial disclosure.



ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, consisting of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures with 90 days before the filing date of this annual report. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.


                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    62       President, Director
                                  since July 13, 1990

      Ronald J. Miller   61       Secretary, Treasurer, Director
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

Fi-Tek IV, Inc. 8-3-1989     Form S-18      Merged with DBS   Issued new stock
                             5-11-1990      Industries in     to shareholders
                             33-31868-D     December 1992     of DBS
                                                              representing 85%
                                                              of outstanding
                                                              stock.

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
                                          Company


(1) In connection with the closing of the reverse merger between Fi-Tek VI and Psychrometric Systems both Mr. Kramer and Mr. Miller entered into one year consulting agreements whereby they each received 1,000,000 shares of common stock as consideration for the agreements.

(2) In Connection with the closing of the reverse merger between Bridgestone and Intellectual Technology Mr. Miller entered into a one year consulting agreement under which he was paid $1,500 per month for a period of twelve months.

(3) Mr Kramer exchanged his stock in OSK Capital I for 147,000 shares of New York Regional Rail (NYRR), with a value at the time of exchange
(February 18, 2000) of $73,500. All other shareholders of OSK exchanged their holdings as well.

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

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of October 12, 2004, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

Name and Address of     Number of Shares     Percentage
 Beneficial Owner      Owner Beneficially     of Class
-------------------   --------------------  ------------
*Frank L. Kramer             8,400,000             23%
7676 E. Arizona Drive
Denver, CO  80231

*Ronald J. Miller            9,250,000(1)          25%
300 High Street
Denver, CO  80218

Maurice LaFlamme             4,250,000             12%
49 Bay View Drive North
Jamestown, RI  02835

Robert Neece		     2,150,000		    6%
303 E. 17th Ave
Suite 800
Denver, Co. 80203


*All directors and          17,650,000             48%
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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception, the Company has sold to its officers, directors and others in various private placements a total of 28,490,000 shares of Common Stock for a total of $ 54,090 or an average of $.002 per share. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

                                     PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) Financial Statements and Schedules

     The following Financial Statements are filed as part of this report:

      Independent Auditors' Report of Stark Winter Schenkein & Co., LLP   F-1
      Independent Auditors' Report of Comiskey & Company, P.C.            F-2
      Balance Sheet                                                       F-3
      Statements of Operations                                            F-4
      Statement of Stockholders' Equity                                   F-5
      Statements of Cash Flows                                            F-6
      Notes to Financial Statements                                     F-7-9

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


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. For the current fiscal year, the Company appointed Stark Winter Schenkein & Co., LLP (the "Stark Firm") as its independent accountants. Prior to that, the Company retained Comiskey & Company, P.C.
(the "Comiskey Firm") as its auditors. All of the services provided and fees charges by both firms of independent accountants were approved by the board of directors.

Audit Fees

The aggregate fees billed by the Comiskey Firm for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $2,925 and $2,350, respectively, net of expenses. There were no fees charged to the Company by the Stark firm during those two years.

Audit-Related Fees

There were no other fees billed by those Firms during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees filled during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2002 were $500 and $500, respectively, net of expenses.

All Other Fees

There were no other fees billed by either the Stark Firm or the Comiskey Firm during the last two fiscal years for products and services provided


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date:  October 13, 2004                        Fi-Tek VII, Inc.



                                        By:   /s/ Ronald J. Miller
                                              -------------------
                                              Ronald J. Miller
                                              Chief Financial Officer


                    REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Fi-Tek VII, Inc.


We have audited the accompanying balance sheet of Fi-Tek VII, Inc.
(a development stage company) as of June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are ftee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VII, Inc. (a development stage company) as of June 30, 2004, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co, LLP

Denver, Colorado
September 28, 2004


                                    F-1



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
Fi-Tek VII, Inc.

We have audited the accompanying statements of loss and accumulated deficit, stockholders' equity, and cash flows of Fi-Tek VII, Inc. for the year ended June 30, 2003, and for the period from inception (July 12, 1990) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects and the results of operations and cash flows of Fi-Tek VII, Inc. for the year ended June 30, 2003 and for the period from inception (July 12, 1990) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
September 17, 2003

                                           /s/ COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION


                                     F-2


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2004


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    22,487
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     1,279
                                                      ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value;
     20,000,000 shares authorized;
     no shares issued and outstanding                          -
   Common stock, $0.00001 par value;
     500,000,000 shares authorized;
     36,507,500 shares issued and
     outstanding                                             365
   Additional paid-in capital                             74,102
   (Deficit) accumulated during the
     development stage                                   (53,259)
                                                       ---------
                                                          21,208
                                                       ---------
                                                   $      22,487
                                                       =========

                The accompanying notes are an integral part
                        of the financial statements.
                                     F-3


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS




                                                              Period
                                                              July 12, 1990
                                   For the year               (Inception)
                                   ended June 30,             to June 30,
                                     2004       2003          2004
                                 ----------   -----------     ------------
REVENUES
   Investment income              $      11    $      20      $    13,180
                                   --------     --------      ----------
EXPENSES
   Amortization                           -            -              500
   Legal and accounting               4,464        3,991           44,920
   Officer compensation                   -            -            3,000
   Office expense                         -            -            5,889
   Taxes and licenses                     -            -            2,433
   Service fees                         216           11              252
   Transfer agent                     2,282          884            9,445
                                   --------     --------       ----------
     Total expenses               $   6,962    $   4,886      $    66,439
                                   --------     --------       ----------
NET (LOSS)                        $  (6,951)   $  (4,866)     $   (53,259)
                                   ========     ========       ==========

NET (LOSS) PER SHARE              $       -    $       -      $         -
                                   ========     ========       ==========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING            36,507,500   32,957,500       28,698,957
                                 ==========   ==========       ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-4




                                Fi-Tek VII, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (July 12, 1990) to June 30, 2004

                                                          (Deficit)
                        Common stock                      accumulated   Total
                     ------------------       Additional  during the    stock-
                     Number of                paid-in     development   holders'
                     shares        Amount     capital     stage         equity
                     ----------   --------   -----------  ------------  ------

Common stock issued
 for cash, July and
 August, 1990 at
 between $0.0003 and
 $0.003 per share  21,000,000   $    210   $    17,790  $          -  $  18,000

Net (loss) for the
 period July 12,
 1990 (inception)
 through June 30, 1991      -          -             -        (1,852)    (1,852)

Net (loss) for the year
 ended June 30, 1992        -          -             -          (431)      (431)

Common stock issued
 upon closing of
 public offering
 October 29, 1992
 at $0.02 per share  8,017,500         80       160,310            -    160,390

Deferred
 offering cost              -          -       (46,335)            -    (46,335)

Net (loss) for the year
 ended June 30, 1993       -          -             -        (7,100)    (7,100)

Net (loss) for the year
 ended June 30, 1994       -          -             -        (3,682)    (3,682)

Net (loss) for the year
 ended June 30, 1995       -          -             -        (2,187)    (2,187)

Refund of
 escrowed monies           -          -       (93,678)            -    (93,678)

Net (loss) for the year
 ended June 30, 1996       -          -             -        (1,808)    (1,808)

Net (loss) for the year
 Ended June 30, 1997       -          -             -        (3,621)    (3,621)

Net (loss) for the year
 Ended June 30, 1998       -          -             -        (3,873)    (3,873)

Common stock issued for
 cash, April 1999 at
$0.001 per share     340,000          4           336             -        340

Common stock issued for
 cash, June 1999 at
$0.005 per share   2,000,000         20         9,980             -     10,000

Net (loss) for the year
 Ended June 30, 1999       -          -             -        (4,512)    (4,512)

Net (loss) for the year
 Ended June 30, 2000       -          -             -        (4,494)    (4,494)

Net (loss) for the year
 Ended June 30, 2001       -          -             -        (3,843)    (3,843)

Net (loss) for the year
 Ended June 30, 2002       -          -             -        (4,039)    (4,039)

Common stock issued for
 cash, April 2003 at
$0.005 per share   1,600,000         16         7,984             -      8,000

Net (loss) for the year
 Ended June 30, 2003       -          -             -        (4,866)    (4,866)

Common stock issued for
 cash, June 2004 at
$0.005 per share   3,550,000         35        17,715             -    17,750

Net (loss) for the year
 Ended June 30, 2004       -          -             -        (6,951)   (6,951)
                  ----------    -------    ----------   -----------   --------
Balance,
 June 30, 2004    36,507,500    $   365    $   74,102   $   (53,259)  $ 21,208
                  ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-5



                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS



                                                                 Period
                                                                 July 12, 1990
                                           For the year          (Inception)
                                           ended June 30,        to June 30,
                                           2004       2003       2004
                                       ---------- ----------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net (loss)                         $  (6,951) $  (4,866)      $     (53,259)
   Adjustments to reconcile
     net (loss) to net cash (used in)
     operating activities:
        Amortization                          -          -                 500
        Increase (decrease) in
         accounts payable                 1,204       (75)                 274
                                        --------   --------        ------------
      Net cash flows (used in)
           operating activities          (5,747)    (4,941)            (51,480)
                                        --------   --------        ------------
CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in
      organization costs                      -          -                (500)
                                        --------   --------         -----------
      Net cash flows from
           investing activities               -          -                (500)
                                        --------   --------         -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock             17,750      8,000              214,480
   Deferred offering costs paid              -          -              (46,335)
   Statutory escrow contribution             -          -              (93,678)
   Loans from shareholders                   -          -                4,000
   Repayment of loans from
     shareholders                            -          -               (4,000)
                                       --------   --------         ------------
      Net cash flows provided by
        financing activities            17,750      8,000               74,467
                                       --------   --------         ------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                  12,003      3,059               22,487

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   10,484      7,425                    -
                                      --------   --------           -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                      $  22,487  $  10,484           $    22,487
                                      ========   ========           ===========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-6


                                Fi-Tek VII, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004



1.	Summary of Significant Accounting Policies

Development Stage Company
Fi-Tek VII, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1990. The Company has selected a June 30 fiscal year end.

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

Revenue Recognition
Revenue will be recognized when earned.

Deferred Offering Costs
Costs associated with the public offering have been charged to the proceeds of the offering.

Cash and Cash Equivalents
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Net Loss Per Common Share
The Company follows SFAS 128, "Earnings Per Share".  Basic earnings
(loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Use of Estimates
The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

1.	Summary of Significant Accounting Policies (continued)

Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, payable on demand, and their carrying amounts approximate fair value.

	Consideration of Other Comprehensive Income Items
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Pronouncements
In May 2003, the Financial Accounting Standards Board ("FASB") issued
SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities
(or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 did not have any material impact on the Company's financial position, results of operations or cash flows.


2.	Stockholders' Equity

In July and August 1990 the Company issued 21,000,000 shares of stock for cash of $18,000.

On October 29, 1992, the Company completed its initial public offering after selling 8,017,500 units. Each unit consists of one share of Common Stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of Common Stock at a price of $0.12 per share and $0.20 per share, respectively, any time through December 31, 2004 and may be transferred separately from the Common Stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At
June 30, 2004, no warrants have been exercised.

The Company received net proceeds from the offering of $114,055 after deducting offering costs of $46,335.

On April 2, 1999, the Company issued 340,000 shares of Common Stock for $340 cash, purchased by non-related parties.

On April 8, 1999, the Company issued 2,000,000 shares of Common Stock for $10,000 cash.

On April 8, 2003, the Company issued 1,600,000 shares of Common Stock for $8,000 cash.

On June 7, 2004 the Company issued 3,550,000 shares of Common Stock for $17,750 cash.


3.	Related Party Transactions

The Secretary-Treasurer is providing office space, which has nominal value, at no charge to the Company. The officers of the Company are reimbursed for all out-of-pocket expenses. Since inception, the Company has paid $3,000 to the President as salary for his services.

Since inception, the Company has paid approximately $9,900 to a related party for services.


4.	Income Taxes

The Company has Federal net operating loss carryforwards of approximately $53,000 expiring between 2010 and 2024. The tax benefit of these net-operating losses, which totals approximately $10,000, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended June 30, 2004 and 2003, the valuation allowance increased by $1,400 and $1,000, respectively.