Form 10QSB
period 2004-09-30
FI TEK VII INC
filed 2004-11-12
CIK 869498

United States
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                                                          Shares  Outstanding
            Class of Securities                           at November 10, 2004
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          36,507,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2004


                                   CONTENTS



         BALANCE SHEET (UNAUDITED)................................  1

         STATEMENTS OF OPERATIONS (UNAUDITED).....................  2

         STATEMENTS OF CASH FLOWS (UNAUDITED).....................  3

         NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)............  4






                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 2004
                                     (Unaudited)


   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  21,218
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   4,215
                                                                      --------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 36,507,500 shares issued
      and outstanding                                                      365
   Additional paid-in capital                                           74,102
  (Deficit) accumulated during the
      development stage                                                (57,464)
                                                                      --------
                                                                        17,003
                                                                      --------

                                                                     $  21,218
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                For the
                        For the      For the    Period
                        three        three      July 12
                        months       months     1990
                        ended        ended      (Inception)
                        September    September  To September
                        30, 2004     30, 2003   30, 2004
                        -----------  ---------  ---------
REVENUES
  Investment income     $         3  $       3  $  13,183
                        -----------  ---------  ---------
EXPENSES
  Amortization                               -        500
  Legal and accounting        4,000      1,525     48,920
  Officer compensation            -          -      3,000
  Office expense                  -          -      5,889
  Taxes and licenses              -          -      2,433
  Service fees                    -          -        252
  Transfer agent                208        250      9,653
                         ----------  ---------  ---------
        Total expenses        4,208      1,775     70,647
                         ----------  ---------  ---------
NET (LOSS)                 $ (4,205)  $ (1,772) $ (57,464)
                         ==========  =========  =========

NET (LOSS) PER SHARE     $    (0.00) $   (0.00) $   (0.00)
                         ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING            28,837,267  36,507,500 31,357,500

                         ==========  ========== ==========



      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                        For the        For the      Period
                                        three          three        July 12
                                        months         months       1990
                                        ended          ended        (Inception)
                                        September      September    to September
                                        30, 2004       30, 2003     30, 2004
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net (loss)                            $     (4,205)  $   (1,772)  $ (57,464)
  Adjustments to reconcile
    net (loss) to net cash
   (used in) operating activities:
      Amortization                                 -            -         500
      Increase in accounts payable             2,936        1,600       4,215
                                        ------------   ----------   ---------
    Net cash (used in)
       operating activities                   (1,269)        (172)    (52,749)
                                        ------------   ----------   ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                          -            -        (500)
                                        ------------   ----------   ---------
    Net cash (used in)
      investing activities                         -            -        (500)
                                        ------------   ----------   ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock for cash                -            -     214,480
  Proceeds from shareholder loans                  -            -       4,000
  Repayment of shareholder loans                   -            -      (4,000)
  Deferred offering costs paid                     -            -     (46,335)
  Statutory escrow contribution                    -            -     (93,678)
                                        ------------   ----------   ---------
    Net cash provided by
      financing activities                         -            -      74,467
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   (1,269)        (172)     21,218

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                         22,487       10,484           -
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     21,218  $    10,312   $  21,218
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2004
                                     (unaudited)



Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in Accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of June 30, 2004 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.


Note 2.  Earnings Per Share

The company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.


                                          4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At September 30, 2004, the Company had total liquid capital resources (cash) of $21,218.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At September 30, 2004 (quarter end) the Company had current assets of $21,218 and total assets of $21,218. These figures compare to $10,312 in current assets and $10,312 in total assets at September 30, 2003. The total assets for the periods ended September 30, 2004 and 2003 consist entirely of unrestricted cash. The increases in current and total assets from September 30, 2003 to September 30, 2004 are attributable to the issuance of common stock for cash in June 2004 of $17,750 offset by the Company's operating expenses and expenses related to compliance reporting.
                                        5

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


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended September 30, 2004, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $3 and $3, no revenues were received by the Company during the quarters ended
September 30, 2004 and 2003, respectively. Since inception, the Company has earned interest income of $13,183. No other revenues have been received by the Company since inception. The Company experienced a net loss of $4,205 and $1,772, respectively, during the quarters ended September 30, 2004 and 2003. This increase in net loss is directly attributable to increased costs related to compliance with the Sarbanes Oxley Act of 2002.

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

                                         6

Item 3.   Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
                                       7


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not currently involved in any legal proceedings and has no legal proceedings pending.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None

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

                                        8


                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: November 12, 2004                            Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer





                                        9