Form 10QSB
period 2004-12-31
FI TEK VII INC
filed 2005-02-08
CIK 869498

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

                                                          Shares  Outstanding
            Class of Securities                           at January 31, 2005
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          36,507,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended December 31, 2004 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              December 31, 2004


                                   CONTENTS



         BALANCE SHEET (Unaudited).................................  1

         STATEMENTS OF OPERATIONS (Unaudited)......................  2

         STATEMENTS OF CASH FLOWS (Unaudited)......................  3

         NOTES TO THE FINANCIAL STATEMENTS (Unaudited).............  4






                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  December 31, 2004
                                     (Unaudited)



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  14,234
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   1,207
											    --------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 36,507,500 shares issued
      and outstanding                                                      365
   Additional paid-in capital                                           74,102
   (Deficit) accumulated during the
      development stage                                                (61,440)
                                                                      --------
                                                                        13,027
                                                                      --------

                                                                     $  14,234
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                   For the
                       For the    For the    For the    For the    Period
                       three      three      six        six        July 12,
                       months     months     months     months     1990
                       ended      ended      ended      ended      (Inception)
                       December   December   December   December   to December
                       31, 2004   31, 2003   31, 2004   31, 2003   31, 2004
                       ---------- ---------- ---------- ---------- -----------
OTHER INCOME
  Investment income    $        2 $       3 $        5  $        6  $    13,185
                       ---------- ---------- ---------- ----------   ----------
EXPENSES
  Amortization                   -          -          -          -         500
  Legal and accounting       2,600        615      6,599      2,140      51,519
  Officer compensation           -          -          -          -       3,000
  Travel                     1,132          -      1,132          -       1,132
  Office expense                 -          -          -          -       5,889
  Taxes and licenses             -          -          -          -       2,433
  Service fees                  22          -         22          -         274
  Transfer agent               224        450        433        700       9,878
                        ---------- ---------- ---------- ----------   ---------
        Total expenses       3,978      1,065      8,186      2,840      74,625
                        ---------- ---------- ---------- ----------   ---------
NET (LOSS)              $   (3,976)$   (1,062) $  (8,181) $  (2,834)  $ (61,440)
                        ========== ========== ========== ==========    ========
BASIC AND DILUTED
NET (LOSS) PER SHARE    $    (0.00)$    (0.00)$    (0.00)$    (0.00)   $ (0.00)
                        ========== ========== ========== ==========    ========
BASIC AND DILUTED
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             36,507,500 32,957,500 36,507,500 32,164,075 28,970,763
                        ========== ========== ========== ========== ==========


      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                        For the      For the     Period
                                        six          six         July 12,
                                        months       months      1990
                                        ended        ended       (Inception)
                                        December     December    to December
                                        31, 2004     31, 2003    31, 2004
                                        ----------   ---------   -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net (loss)                            $   (8,181)  $  (2,834)   $  (61,440)
  Adjustments to reconcile
    net (loss) to net cash
    used in operating activities:
      Amortization                               -           -           500
      Increase (decrease) in
        accounts payable                       (72)        225         1,207
                                        ----------   ---------     ---------
    Net cash (used in)
       operating activities                 (8,253)     (2,609)      (59,733)
						    ----------   ---------	 ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                         -           -         (500)
                                         ----------   ---------     --------
    Net cash (used in)
      investing activities                        -           -         (500)
                                         ----------   ---------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock for cash               -           -      214,480
  Proceed from shareholder loans                  -           -        4,000
  Repayment of shareholder loans	          -           -       (4,000)
  Deferred offering costs
    paid                                          -           -      (46,335)
  Statutory escrow contribution                   -           -      (93,678)
                                          ----------   ---------   ---------
    Net cash provided by
        financing activities                      -           -       74,467
                                          ----------   ---------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  (8,253)     (2,609)      14,234

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                        22,487      10,484            -
                                         ----------   ---------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $    14,234   $   7,875     $ 14,234
                                         ==========   =========     ========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                    December 31, 2004
                                      (Unaudited)



1.  Basis of Presentation
    ---------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of June 30, 2004 and for years ended June 30, 2003 and 2004 and the period from (inception) July 12, 1990 to June 30, 2004, including notes thereto, included in the Company's Form 10-KSB.

2.  Earnings Per Share
    ------------------
The company calculated net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.



3.   Letter of Intent
     ----------------
On December 16, 2004, the Company entered into a letter of intent ("LOI") to complete a share exchange transaction with Deyi Fashions Cloths Co., Ltd., a British Virgin Islands limited liability corporation ("Deyi") whereby the Company would acquire all of the outstanding common stock of Deyi for approximately 95% of the post-transaction common stock of the Company. The letter of intent contemplates the execution of a definitive agreement by January 31, 2005. The LOI expired pursuant to its terms on January 31, 2005, however, the parties are continuing negotiations.


                                          4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At December 31, 2004, the Company had total liquid capital resources (cash) of $14,234.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At December 31, 2004 (quarter end) the Company had current assets of $14,234 and total assets of $14,234. These figures compare to $7,875 in current assets and $7,875 in total assets at December 31, 2003. The total assets for the period ended December 31, 2004 and 2003 consist entirely of unrestricted cash. The increases in current and total assets from the quarter ended December 31, 2003 to the comparable period in 2004 are attributable to the issuance of common stock in June 2004 for $17,750 offset by the Company's operating expenses and expenses related to compliance reporting.


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


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended December 31, 2004, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates.

Other than interest income of $2 and $3, no revenues were received by the Company during the quarters ended December 31, 2004 and 2003, respectively. Since inception, the Company has earned interest income of $13,185. No other revenues have been received by the Company since inception. The Company experienced a net loss of $3,976 and $1,062, respectively, during the quarters ended December 31, 2004 and 2003.

For the six months ended December 31, 2004, the Company's net loss totaled $8,181, as compared with $2,834 for the comparable period of the preceding year. In both instances, the increase in net loss (375% for the quarter and 289% year-to-date) is directly attributable to the Company's cost of compliance with the Sarbanes-Oxley Act of 2002.

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

Date: February 7, 2005                             Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer