Form 10QSB
period 2005-03-31
FI TEK VII INC
filed 2005-05-11
CIK 869498

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                                          Shares  Outstanding
            Class of Securities                           at March 31, 2005
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          40,507,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended March 31, 2005 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              FI-TEK VII, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              March 31, 2005


                                   CONTENTS



         BALANCE SHEET (Unaudited).................................  1

         STATEMENTS OF OPERATIONS (Unaudited)......................  2

         STATEMENTS OF CASH FLOWS (Unaudited)......................  3

         NOTES TO THE FINANCIAL STATEMENTS (Unaudited).............  4






                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  March 31, 2005
                                     (Unaudited)



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  30.773
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $       -


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 500,000,000
      shares authorized; 40,507,500 shares issued
      and outstanding                                                      405
   Additional paid-in capital                                           94,062
   (Deficit) accumulated during the
      development stage                                                (63,694)
                                                                      --------
                                                                        30,773
                                                                      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  30,773
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          1




                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                    For the
                        For the    For the    For the    For the    Period
                        three      three      nine       nine       July 12,
                        months     months     months     months     1990
                        ended      ended      ended      ended      (Inception)
                        March      March      March      March      to March
                        31, 2005   31, 2004   31, 2005   31, 2004   31, 2005
                        ---------- ---------- ---------- ---------  -----------
OTHER INCOME
  Investment income    $         1 $        3 $        6  $       9  $   13,186
                       ----------- ---------- ----------  ---------  ----------
EXPENSES
  Amortization                   -          -          -          -         500
  Legal and accounting       2,030        650      8,629      2,790      53,549
  Officer compensation           -          -          -          -       3,000
  Travel                         -          -      1,132          -       1,132
  Office expense                 -          -          -          -       5,889
  Taxes and licenses             -          -          -          -       2,433
  Service fees                   -          -         22          -         274
  Transfer agent               225        228        658        928      10,103
                        ---------- ---------- ---------- ----------   ---------
        Total expenses       2,255        878     10,441      3,718      76,880
                        ---------- ---------- ---------- ----------   ---------
NET (LOSS)              $   (2,254)$     (875) $ (10,435) $  (3,709)  $ (63,694)
                        ========== ========== ========== ==========    ========
BASIC AND DILUTED
NET (LOSS) PER SHARE    $    (0.00)$    (0.00)$    (0.00)$    (0.00)  $  (0.00)
                        ========== ========== ========== ==========    ========
BASIC AND DILUTED
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             36,551,944 32,957,500 36,522,099 32,957,500  29,097,681
                        ========== ========== ========== ==========  ==========


      The accompanying notes are an integral part of the financial statements.
                                          2



                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                        For the      For the     Period
                                        nine         nine        July 12,
                                        months       months      1990
                                        ended        ended       (Inception)
                                        March        March       to March
                                        31, 2005     31, 2004    31, 2005
                                        ----------   ---------   -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net (loss)                            $  (10,435)  $  (3,709)   $  (63,694)
  Adjustments to reconcile
    net (loss) to net cash
    used in operating activities:
      Amortization                               -           -           500
      Increase (decrease) in
        accounts payable                    (1,279)          -             -
                                        ----------   ---------     ---------
    Net cash (used in)
       operating activities                (11,714)     (3,709)      (63,194)
				          ----------   ---------   ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                         -           -         (500)
                                         ----------   ---------     --------
    Net cash (used in)
      investing activities                        -           -         (500)
                                         ----------   ---------     --------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock for cash          20,000           -      234,480
  Proceed from shareholder loans                  -           -        4,000
  Repayment of shareholder loans	          -           -       (4,000)
  Deferred offering costs
    paid                                          -           -      (46,335)
  Statutory escrow contribution                   -           -      (93,678)
                                          ----------   ---------   ---------
    Net cash provided by
        financing activities                 20,000           -       94,467
                                          ----------   ---------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   8,286      (3,709)      30,773

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                        22,487      10,484            -
                                         ----------   ---------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $    30,773   $   6,775     $ 30,773
                                         ==========   =========     ========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek VII, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                    March 31, 2005
                                      (Unaudited)



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



3.   Letters of Intent
     -----------------
On December 16, 2004, the Company entered into a letter of intent ("LOI") to complete a share exchange transaction with Deyi Fashions Cloths Co., Ltd., a British Virgin Islands limited liability corporation ("Deyi") whereby the Company would acquire all of the outstanding common stock of Deyi for approximately 95% of the post-transaction common stock of the Company. The letter of intent contemplated the execution of a definitive agreement by January 31, 2005. The LOI expired pursuant to its terms on January 31, 2005, and had been extended to April 30, 2005, but expired on that date with no further obligation by either party.

On April 15, 2005 the Company entered into a letter of intent to complete a merger transaction with Ronco Marketing Corporation, a Delaware Corporation (RMC) whereby RMC would become a wholly owned subsidiary of the Company through a merger of RMC into a newly formed subsidiary of FI-TEK, Ronco Acquisition Company (Acquisition). The
Company will change its name from FI-TEK VII, Inc. to Ronco Corporation if such name is available in the state of Delaware. Each share of capital stock issued and outstanding by the Company immediately prior to the effective time shall remain issued and outstanding. Each share of RMCs and Acquisitions common stock issued and outstanding immediately prior to the effective time shall cease to be outstanding and shall be converted into one share of common stock of the surviving corporation.
The letter of intent contemplates the execution of a definitive agreement, which has not yet been signed.


4.  Stockholders' Equity
    ---------------------
On March 29, 2005, a total of 4,000,000 shares of the Companys common stock were sold to two directors for $0.005 per share for total cash proceeds of $20,000.


                                          4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1992, receiving gross proceeds of $160,390 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $46,335. The net proceeds of the offering, therefore, amounted to $114,055. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $93,678 of that amount was deposited into escrow. This escrowed amount was refunded, by law, effective as of the date of the fourth anniversary for the prospectus (April 14, 1996), since the Company failed to identify a suitable business acquisition during the four year period after its public offering. At March 31, 2005, the Company had total liquid capital resources (cash) of $30,773.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds and distribution of escrowed funds in April 1996. At March 31, 2005
(quarter end) the Company had current assets of $30,773 and total assets of $30,773. These figures compare to $6,775 in current assets and $6,775 in total assets at March 31, 2004. The total assets for the period ended March 31, 2005 and 2004 consist entirely of unrestricted cash. The increases in current and total assets from the quarter ended March 31, 2004 to the comparable period in 2005 are attributable to the issuance of common stock in June 2004 and March of 2005 for $37,750 offset by the Company's operating expenses and expenses related to compliance reporting.


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


Results of Operations

     Since completing its public offering, and during the fiscal quarter ended March 31, 2005, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates.

Other than interest income of $1 and $2, no revenues were received by the Company during the quarters ended March 31, 2005 and 2004, respectively. Since inception, the Company has earned interest income of $13,186. No other revenues have been received by the Company since inception. The Company experienced a net loss of $2,254 and $3,976, respectively, during the quarters ended March 31, 2005 and 2004.

For the nine months ended March 31, 2005, the Company's net loss totaled $10,435, as compared with $3,709 for the comparable period of the preceding year. In both instances, the increase in net loss (258% for the quarter and 282% year-to-date) is directly attributable to the Company's cost of compliance with the Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2005                             Fi-Tek VII, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer