Form 10-K
period 2005-06-30
RONCO CORP
filed 2005-11-04
CIK 869498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
 (x)Annual Report pursuant to Section 13 or 15(d) of the Securities Act of 1934 Period from October 15, 2004 (Date of Inception) to June 30, 2005

                                       or

             ( ) Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period of _____________to_______________

                         Commission file number: 0-27471

                                RONCO CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                  84-1148206
 --------------------------------------      ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No)

               21344 Superior Street, Chatsworth, California 91311
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code (818) 775-4602
                                                       ----------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act:
                   Common Stock, par value $0.00001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer.
Yes    No  X
   ---    ---

Indicate by check mark whether the registrant is a shell company.
Yes    No  X
   ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,513,197 as of December 31, 2004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 2,091,605 shares as of October 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               RONCO CORPORATION.
                                    FORM 10-K
           PERIOD FROM OCTOBER 15 (Date of Inception) TO JUNE 30, 2005

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page No.
                                                                                                        --------
PART I
Item 1.  Business.............................................................................................2

Item 2.  Properties..........................................................................................21

Item 3.  Legal Proceedings...................................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders.................................................21


PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
         Equity Securities...................................................................................22

Item 6.  Selected Financial Data.............................................................................23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........................................49

Item 8.  Financial Statements and Supplementary Data.........................................................50

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures...............50

Item 9A. Controls and Procedures.............................................................................50

Item 9B. Other Information...................................................................................51


PART III

Item 10. Directors and Executive Officers of the Registrant..................................................52

Item 11. Executive Compensation..............................................................................57

Item 12. Related Stockholder Matters.........................................................................61

Item 13. Certain Relationships and Related Transactions......................................................64

Item 14. Certain Principal Accountant Fees and Services......................................................67

Item 15. Exhibits, Financial Statement Schedules.............................................................67


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Many of the statements included in this Annual Report on Form 10-K contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 7 under the heading "Risk Factors," as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that may affect these projections or expectations include, but are not limited to those discussed in "Risk Factors."

The results of our operations have varied significantly in the past and we expect our operations to continue to vary in the future. A number of factors, some of which are outside of our control, will cause our results to fluctuate, including:

      o seasonal patterns affecting consumer spending, primarily related to the Christmas holiday season as well as other gift-centric holidays;

      o other seasonal patterns affecting the performance of television media, primarily weather;

      o the relative availability of attractive media time within a given period for us to promote our products;

      o changes in interest rates, which may impact certain customers' decisions to make purchases through credit cards;

      o     the impact of general economic conditions;

      o     the introduction of new product offerings; and

      o     the introduction of new infomercials for existing products.

         Given such risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

         These forward-looking statements speak only as of the date of this report and, unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in other reports and documents we will file with the Securities and Exchange Commission (or the SEC) after the date of this report. See "Available Information" under Item 1 of Part I of this report.

         All references to "Ronco," "we," "our," "our company," "us" or the "Company" in this Annual Report on Form 10-K refer to Ronco Corporation and its subsidiary. As explained elsewhere in this report, our company was previously named Fi-Tek VII, Inc. and operated as a "blank check" company (a company with no significant business operations or specific business purpose) before June 2005. In late June 2005, our company (then named Fi-Tek VII, Inc.) closed a merger transaction resulting in a change of control. In connection with this transaction, we changed our name to Ronco Corporation. In late June 2005, we also acquired certain business and assets owned and operated by Mr. Ronald M. Popeil and certain entities affiliated with Mr. Popeil, as described in this report. All references to "our business," "Ronco's business" and similar references to the business and assets described in this report refer to the business and assets that were acquired in June 2005, and not to our operations under the name Fi-Tek VII, Inc. before June 2005.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         We are a developer, marketer and distributor of branded consumer products for the kitchen and home. Our products are primarily sold through direct response television marketing by broadcasting 30-minute long advertisements commonly referred to as "infomercials." Ronald M. Popeil, our principal consultant and founder of the Ronco business, started selling products under the Ronco brand over forty years ago. Since then, the Ronco brand has developed into what we believe is one of the premier consumer brands in the United States of America. Over the last six years, Ronco branded products have been sold to over five million customers.

         Our company, Ronco Corporation, was incorporated under the name "Fi-Tek VII, Inc." under the laws of the State of Delaware on July 12, 1990. Before June 2005, this corporation was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. During this time, the corporation engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates.

         In June 2005, our company (at the time operating under the name Fi-Tek VII, Inc.) completed a series of related transactions, pursuant to which we acquired assets comprising the Ronco business. The acquired assets and business were previously owned and operated by Ronco Inventions, LLC, Popeil Inventions, Inc., and RP Productions, Inc. (or collectively, the "Seller Entities"). We also acquired certain patents and other intellectual property rights from Mr. Ronald
M. Popeil. Mr. Popeil is the primary beneficiary of a family trust, RMP Family Trust, which owns and controls the Seller Entities.

         The following is a chronological summary of these various transactions:

         Transactions with Promoters and Others

         In October 2003, Richard Allen, Sr. contacted Mr. Popeil to explore the possibility of purchasing the business of the Seller Entities. Mr. Allen enlisted the assistance of UCC Capital Corporation, an advisory firm based in New York, and certain of its principals to provide advice on the specific structure of the proposed acquisition.

         On October 15, 2004, these parties formed Ronco Marketing Corporation ("RMC") for the purpose of acquiring the assets comprising the business of the Seller Entities and certain patents and intellectual property rights from Mr. Popeil. Upon formation shares of RMC's common stock were initially issued to a group of entities owned and controlled by the principals of UCC Capital Corporation, including Copper Beech Equity Partners LLC, Coll International LLC and Content Holding LLC. We refer to these entities, collectively with their affiliates, as the Venture Group. RMC secured its initial working capital through the sale of additional shares of its common stock and the issuance of approximately $392,000 in promissory notes to three investors, Frank Milewski, Paul Wallace and the Terra Nova Group, who we refer to as the Ronco Private Group.

         In December 2004, RMC entered into an Asset Purchase Agreement with the Seller Entities and Mr. Popeil to acquire assets comprising the business and assets of the Seller Entities and certain patents and intellectual property rights from Mr. Popeil. In connection with the planned acquisition of these assets, RMC subsequently completed a merger with our company, which resulted in a change of control of our company. These transactions and certain financing transactions related to the planned asset acquisition were consummated contemporaneously in late June 30, 2005.

         Merger with RMC

         On May 23, 2005, we entered into an Agreement and Plan of Merger with RMC. At this time, RMC's primary asset was its Asset Purchase Agreement with the Seller Entities and Mr. Popeil. The closing of the transactions contemplated in the merger agreement occurred on June 27, 2005. At the closing of the merger with RMC, our company (then operating under the name Fi-Tek VII, Inc.) acquired all of the outstanding shares of RMC through the merger of a wholly-owned subsidiary of our company with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly-owned subsidiary of our company. Upon the closing of the merger, our company changed its name to "Ronco Corporation" and completed a reverse 1 for 89 stock split of our outstanding shares of common stock. In exchange for their shares of RMC, the former holders of RMC common stock, including the constituents of the Venture Group and the Ronco Private Group, received 800,002 post-reverse-split shares of our common stock in the aggregate. Our then existing stockholders (the stockholders of our company when it was operating as Fi-Tek VII, Inc.) retained the remaining 477,639 shares of our outstanding common stock following the merger and reverse stock split of the common stock.

         Purchase of Assets from the Seller Entities and Ronald M. Popeil.

         On December 10, 2004, RMC entered into the previously described Asset Purchase Agreement with the Seller Entities and Mr. Popeil to acquire the assets and business of the Seller Entities and certain patents and intellectual property rights from Mr. Popeil. The sale of assets and other transactions contemplated under the Asset Purchase Agreement closed on June 30, 2005, at which time RMC was a wholly-owned subsidiary of Ronco Corporation. At the closing, the aggregate purchase price of the acquired assets was $56.509 million, including $40.209 million in cash and $16.3 million in the form of promissory notes. As described below, the principal amount of the promissory notes may be adjusted pursuant to the terms of the asset purchase agreement. Costs associated with this transaction were approximately $5.7 million, including fees to professional advisors who assisted with the transaction.

OUR PRODUCTS

      We operate in a single operating segment which designs, sources, markets and distributes our product categories. We currently offer two product categories: kitchen products and household products. All of our products carry the Ronco or Popeil brand names.

Kitchen Products

      We manufacture or source, market and distribute innovative, affordable and highly functional products for use in kitchens. Some of our most notable products include the following:

o    Showtime Rotisserie & BBQ              o    Chop-O-Matic

o    Six Star+ Cutlery Set                  o    Bagel Slicer

o    Electric Food Dehydrator               o    Dial-O-Matic

o    Popeil's Pasta Maker                   o    Inside the Shell Egg Scrambler

o    Solid Flavor Injector

      Our most prominent and successful product line today is our family of Showtime Rotisserie & BBQ electric rotisserie ovens and accessories. We offer several models of Showtime Ovens including the Standard Unit, the Compact Unit and the Professional Unit. In addition, we sell a variety of accessories which complement this appliance, including cookbooks, food products, flavor injectors, gloves, racks, and self-turning kebab rods. Historically, our Showtime Rotisserie products have had very low return rates, averaging 3.0% of units sold. Since the 1998 launch of this product family, over $750 million in Showtime-related products have been sold. The majority of the sales originated from direct response television marketing. In January 2005, our Showtime Rotisserie oven was rated by the Wall Street Journal to be a superior infomercial product offering and a superior cooking appliance.

      Currently, our second most prominent product line is the family Six Star+ Cutlery Set of knives for use in residential kitchens. We offer a range of accessories that complement our Six Star+ Cutlery Set, including flatware, knife sharpeners, scissors and wooden blocks. Since this product family's introduction in November 2003, over 500,000 Six Star+ Cutlery Sets have been sold with a return rate of less than 3%.

      Since 2002, the Showtime family of products and the Six Star+ Cutlery family of products have accounted for in excess of 92% of our revenues.

Household Products

      We also manufacture or source, market and distribute a variety of innovative, affordable and highly functional products for use in the home. These products have applications for cleaning, personal care, recreation and other purposes. We presently sell nominal amounts of these items, primarily through our customer service and online channels. These products are not marketed directly through infomercials. We believe these products can be successfully re-introduced to the market over time. We also believe there is an opportunity to repackage certain of these products for retail distribution. Notable household products marketed under the Ronco brand name include:


o    The Pocket Fisherman                    o    The Rhinestone and Stud Setter

o    Mr. Microphone                          o    Mr. Dentist

o    The Smokeless Ashtray                   o    CleanAire Air Filter

o    GLH                                     o    Miracle Broom

o    The Cordless Electric Portable          o    Ronco record compilations
     Sewing Machine

         We believe that our products are characterized by their fundamental utility, innovation, quality and value proposition. The majority of our products were developed by Mr. Popeil, and we acquired the intellectual property rights underlying those product lines through our acquisition of the Ronco business. We have established multiple sourcing relationships with manufacturers that provide us with low-cost, high-volume production capacity, consistent product quality and quick response times. We have also established a highly-efficient order fulfillment system which integrates our own systems and processes with those of nationally-recognized third-party telemarketing and fulfillment vendors. We believe that our order fulfillment process provides a high degree of customer satisfaction and leads to product up-sells and repeat business.

RECENT TRANSACTIONS

         Purchase of Ronco Business

         On December 10, 2004, RMC entered into an Asset Purchase Agreement with Ronco Inventions, LLC, Popeil Inventions, Inc., and RP Productions, Inc., (collectively, the "Seller Entities") to acquire substantially all of the assets of the Seller Entities and certain patents and intellectual property rights from Mr. Popeil for a total purchase price of $56.509 million, consisting of $40.209 million in cash and $16.3 million in the form of promissory notes. Costs associated with the transaction were approximately $5.7 million, including fees to investment bankers and other professional advisors who assisted with the transaction. The sale of assets and other transactions contemplated under the asset purchase agreement closed on June 30, 2005, at which time RMC became our wholly-owned subsidiary.

         In connection with the Merger, we entered into multi-year employment agreements with Richard F. Allen, Sr., our Chief Executive Officer, and Evan J. Warshawsky, our Chief Financial Officer. Each of Messrs. Allen and Warshawsky were affiliated with, or employed by, one or more of the Seller Entities and Mr. Popeil before consummation of the Merger. We also entered into a series of agreements with Mr. Popeil, including a multi-year consulting agreement and a new product development agreement, pursuant to which Mr. Popeil agreed to continue marketing our products. Under these arrangements with Mr. Popeil, we also acquired rights to any new products developed by Mr. Popeil.

         Merger with RMC

         On May 23, 2005, RMC entered into an Agreement and Plan of Merger with Fi-Tek VII, Inc. The closing of the transactions contemplated in the merger agreement occurred on June 27, 2005. At the closing of the merger with RMC, Fi-Tek VII, Inc. received all of the outstanding shares of RMC and RMC became our wholly-owned subsidiary. Upon closing of the merger, our company changed its name to "Ronco Corporation" and completed a reverse stock split of our outstanding shares of common stock. The former holders of RMC common stock received 800,002 post-reverse-split shares of our common stock. The previous stockholders of Fi-Tek VII, Inc. retained the remaining 477,639 shares of Ronco Corporation's outstanding common stock.

         Financing of the Asset Purchase

         In connection with the purchase of the Ronco business, we issued and sold 13,262,600 shares of our Series A Convertible Preferred Stock for an aggregate of $50 million to finance the cash portion of the purchase price for the Ronco business. These shares are convertible into 13,262,600 shares of our common stock. We offered and sold these shares of Series A Convertible Preferred Stock in a private transaction that closed contemporaneously with the closing of the sale of the asset purchase. Purchasers of our Series A Convertible Preferred Stock share the same voting rights as holder of our Common Stock and are also entitled to certain rights with respect to the registration of their shares
     Richard F. Allen, Sr.
are entitled to receive dividends equal to $0.1885 per share, each year payable quarterly in arrears, at our option, in cash or in additional Series A Convertible Preferred stock. Additionally, if any distribution occurs, holders of the Series A Convertible Preferred stock are entitled to receive prior in preference to other securities, an amount per share equal to the greater of (i) the Original Series A issuer price, or (ii) the amount the holder of the Series A Convertible Preferred Stock would have received if the holder converted its Series A Preferred Stock to common stock. The Series A Convertible Preferred Stock is currently convertible into an equal number of common stock. In connection with the sale of the Preferred Stock, we agreed to file a registration statement with the Securities and Exchange Commission (or SEC) to register the sale of the shares of common stock underlying the Preferred Stock. We filed our Registration Statement on July 29, 2005. The registration statement has not yet been declared effective.

      Promissory Notes

      In connection with the purchase of the Ronco business, RMC issued promissory notes in the aggregate principal amount of $16.3 million. The aggregate principal amount issued was based on the estimated net value of the acquired current and other assets, as defined in the asset purchase agreement, and may be adjusted based on the actual net value of these assets. The aggregate principal amount may be increased if the actual net value of these acquired assets exceeds the estimated amount, and decreased if the actual net value is less than the estimated amount, as provided in the promissory notes. Under the purchase agreement, we completed an accounting after the closing to determine the actual net value of the acquired current and other assets as of the closing date of the sale of the assets. According to our accounting, the actual net value of these acquired assets is lower than the estimated value specified in the purchase agreement, and we expect the aggregate principal amount of the notes will be reduced to approximately $13.142 million. If the Seller Entities and Mr. Popeil disagree with our calculations, they could contest the reduction of the principal amount of the notes. Any dispute over the adjustment of the principal amount of the notes would be resolved through arbitration, pursuant to the Asset Purchase Agreement.

      The promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes in any period are based on the per-unit dollar value of products shipped by us within the period, as provided in the purchase agreement. Any outstanding principal and interest on the notes will become due and payable in full on the earlier of a change of control transaction or June 29, 2010. We may prepay all or any portion of the then-outstanding balance of these promissory notes at any time without incurring a premium or penalty. Upon occurrence of an event of default (as defined in the promissory notes) that is not cured within the time period specified in the promissory notes, the interest rate on the promissory notes will increase immediately to 11% per annum and any unpaid principal and interest will become immediately due and payable. In addition, Mr. Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed under the purchase agreement and will receive a right of first refusal to purchase the intellectual property rights acquired under the purchase agreement before these rights may be sold or transferred to any other party.


OUR INDUSTRY

         Direct response marketing is a form of advertising or promotion that seeks to generate an immediate sale or lead from prospective customers. The direct response industry, which consists of direct response television (or
DRTV), marketing, live home shopping channels, direct mail, catalogs, internet marketing and advertising, and outbound telemarketing, is one of the fastest growing segments of the retailing industry.

         According to the Direct Marketing Association 2004 Statistical Fact Book, the U.S. electronic direct response industry, (including direct orders, lead generation and traffic generation for both business to business and business to consumer for TV, radio and the Internet), reached $296 billion in 2004. U.S. revenues from the DRTV medium have grown at a rate of 11% since 2003 and reached $167 billion in 2004. A recent study by the Electronic Retailing Association showed 63% of Americans, or more than 136 million people, routinely watch some form of DRTV advertising. Today, DRTV is said to account for 25% of all television commercials (www.direct-response-television.com). According to CyberAtlas, more than one-quarter (28.6%) of Americans have reportedly purchased a product advertised via an infomercial. In a study conducted by Response Magazine, 33% of the respondents indicated that product demonstration is the primary reason for DRTV purchases, followed by price (16%).

         Direct response marketing allows marketers to develop, test, implement, measure and modify their marketing programs. The advertiser can monitor exactly how much business is derived from each station, each commercial flight and each creative effort. DRTV has succeeded as a medium in part because the format allows potential purchasers to see products actually in use. DRTV combines the power of television with the precision of direct marketing techniques. Top DRTV product categories have historically included fitness equipment (Bowflex, Buns of Steel, 60-Second Abs); housewares (Magic Bullet, Miracle Blade, Perfect Pancake, Food Saver, George Foreman Grill, Turbo Cooker); beauty products (Proactive, Natural Advantage, Youthful Essence); healthcare and diet products (Six Week Makeover, CyberSonic, Ionic Breather, CortiSlim), and coins and collectibles (The Franklin Mint, Morgan Mint, American Historic Society).

         Direct response television consists of both short-form infomercials and long-form infomercials. Short-form infomercials are typically one to three minutes in length and are used to market simple, easy-to-understand products with very affordable price points. In contrast, long-form infomercials are typically twenty-eight to thirty minutes in length and utilize a more elaborate sales pitch, which generally involves identifying a problem or need and introducing a product solution, supported by product demonstrations, question-and-answer sessions and audience testimonials. Long-form infomercials are the medium of choice for products sold at a higher price point and require a more elaborate presentation of the product's features and benefits.

         Many infomercials are filmed before a studio audience and feature one or more hosts to explain and demonstrate the virtues of a given product, solicit audience member testimonials and then package and present the opportunity to purchase a given product through a toll-free phone number provided during the infomercial. The atmosphere created within an infomercial is generally a positive, high-energy environment to convey the direct and lifestyle benefits created by a product. Often, celebrities are enlisted to act as hosts or to otherwise endorse products marketed through infomercials.

         Companies who market their products through direct response television typically purchase commercial airtime from local broadcast stations and regional and national cable television operators across the country, either directly or through media buying agencies. Infomercial programs are most commonly run during late night and overnight time periods during the week and throughout the day on weekends.

         Availability of time periods varies from station to station, depending on programming. The majority of customer purchases occur within the first four hours following the airing of infomercial programs. Some DRTV companies also choose to market their products through retail channels, particularly after a product has been on air a sufficient amount of time to build brand awareness required for success at the retail level.

         In addition to domestic television and retail channels, there is generally a significant demand for the U.S. DRTV products internationally. A DRTV company with a successful product in the United States of America may work with one or more international distributors who specialize in bringing U.S. DRTV products to countries around the world. Some of the leading international distributors for DRTV products include Thane, Interglobal, TV Shop, TelSel, and Northern Response. Management believes that the international market is generally considered to have the potential of fifty to one-hundred percent of the U.S. market size.

OUR HISTORY

      Ronald M. Popeil, our principal consultant and founder of the Ronco business, first became a salesman at state and county fairs in the 1950s, beginning with products like Chop-O-Matic(TM) that were made by his father. Mr. Popeil worked as an independent contractor at Woolworth's in Chicago, selling his father's products in the store and retaining the majority of the total sales he generated. He was one of the first to advertise products on television, forming a partnership with another individual to promote and distribute the first Ronco product--the Spray Gun(TM).

      Mr. Popeil's earliest DRTV success was with the Chop-O-Matic(TM) product. This was the first short-form infomercial as the medium is defined today. Mr. Popeil ran longer-than-usual advertisements (one to two minutes) and had viewers call a phone number to place an order. Over time, the Ronco brand grew and expanded into other product lines. In four years, Mr. Popeil grew his revenues from $200,000 to $8,800,000. In 1969, Mr. Popeil formed Castle Advertising, an in-house advertising agency, to buy advertising time for his products. By 1984, Mr. Popeil had developed and sold a variety of products including record compilations, choppers, slicers, dicers, hosiery, microphones, button machines, pottery and candle kits, and salad spinners.

      From 1987 to 1990, Mr. Popeil was in semi-retirement. In 1990, Mr. Popeil moved to California, where he went back into the DRTV marketing business. Mr. Popeil produced a 28-minute infomercial for the Ronco Electric Food Dehydrator. This new form of selling allowed Mr. Popeil to interact with the audience and give a full demonstration of the product's capabilities. The product generated significant sales results and further convinced Mr. Popeil that the long-form infomercial was the best sales presentation format invented for television. The second long-form infomercial produced by Mr. Popeil was for the Great Looking Hair product, and Mr. Popeil quickly became a media star, doing countless television shows and newspaper interviews. The Great Looking Hair product sold approximately 900,000 cans in one year. Several other products followed. Mr. Popeil's most successful DRTV product is the Showtime Rotisserie & BBQ oven. Since this product was launced in 1998, over $750 million worth of Showtime-related products have been sold, the majority of which have originated through DRTV marketing. In November 2003, Mr. Popeil produced a new infomercial for the Six Star+ Cutlery Set of knives.

MARKETING AND DISTRIBUTION

      We primarily distribute our products through three channels: direct response television marketing, wholesale and retail outlets, and online commerce. These channels and our long-term strategy with respect to marketing and distribution are described below.


Direct Response Television (Infomercials)

      We market our products direct to consumers through thirty-minute infomercials, which allow potential customers to see demonstrations and hear testimonials of our products. Since 2002, in excess of 70% of our gross product sales have been generated through direct response television marketing. Our infomercials provide viewers with the opportunity to purchase our products by calling a toll-free phone number provided during the infomercial. Of the 210 broadcast markets in the United States of America, we primarily focus on the top 90 markets for infomercials, airing on as many as 4 - 8 stations in each market. We ensure the highest profitability from the broadcast of our infomercials by closely monitoring media costs per order and encouraging telemarketers to up-sell additional products to all customers who call the toll-free number. Most of our infomercials air between Friday evening and Saturday afternoon to ensure the maximum viewership.

      We produce our own infomercials, and through our internal media group, Castle Advertising, we purchase broadcast and cable time to reach consumers. Castle Advertising employs several highly trained media buyers who purchase media on our behalf at pricing that we believe is significantly below that which would be obtainable through the use of a third-party media buying agency. In contrast, other infomercial companies will typically have a modest staff of in-house buyers and outsource most of their media buying activities to third-party agencies. We believe this competitive practice provides us a distinct competitive advantage.

        Castle Advertising is also entitled to agency commissions from media outlets, thereby reducing our net media costs. Media expenditures are highly volatile and depend on many factors, including type of TV station, short or long-form infomercial, time slots for our target audience, rating and size of audience delivered, seasonal influences on available media inventory, general market trends, and negotiation of packaged deals.

      We also intend to supplement our direct response television distribution channel by continuing to develop and expand indirect distribution channels such as our wholesale distributors and our direct sales to retailers, as well as other direct marketing channels such as online sales through our website, www.ronco.com, our television retailing through the QVC station, our customer service department and our third party outbound telemarketers.


Wholesale and Retail

      In addition to television marketing, we sell our products through the television retailer QVC and selected traditional retailers. These wholesale arrangements are made through agents and distributors. To manage our relationship with QVC, we utilize a representation company, CSA, although the product purchase orders are issued directly from QVC. Since 2002, between 19% and 26% of our gross product sales have been through wholesale distribution channels.

      Our current retail distribution is accomplished primarily through retail distribution companies that issue purchase orders directly to us for product for which orders have already been taken. The terms of sale require that irrevocable letters of credit be in place before we make delivery of any product, or alternatively, that 100% of the product cost is paid for, by wire transfer, in advance of the product reaching our West Coast port of entry. In addition, we do not accept returns for cash or credit from the distributors unless the product is defective. Returns are accepted only in exchange for new product, and distributors pay a $10 per unit turnaround fee. We are in the process of expanding our business relationship with QVC to potentially include certain of its foreign affiliates. Finally, there are a small number of direct wholesale accounts that have purchased regularly from us, including Big Lots, Koolatron, AOL, and Amazon.

      Our wholesale distribution is currently accomplished through distribution agreements with M. Block & Sons and Englewood Marketing Group. M. Block & Sons has a telemarketing fulfillment system that specializes in small accounts and is expected to significantly improve our penetration into the single store and small chain channels. Englewood Marketing Group has expertise in internet fulfillment services that is expected to increase our penetration of the online sector as well.

      We plan to expand our retail distribution by entering into direct distribution agreements with key national retailers of household and home improvement products. We are currently in discussions with a number of mass merchants, department stores and large retail chains in an effort to achieve wider retail distribution of our products nationwide. In September 2005, we began shipping our rotisserie ovens to Wal-Mart Stores, Inc. We are also re-focusing our existing wholesale distribution relationships to target selected smaller or regional retail chains while we attempt to develop direct relationships with the larger retailers in an effort to capture a greater margin percentage.

Online Commerce

      We sell direct to consumers through our website, www.ronco.com. Historically our website has primarily been used by viewers of our television infomercial as an alternate means of purchase (leveraging annual media expenditures of more than $40 million) and by existing customers to buy additional products and accessories. We plan to redesign the website to accommodate higher traffic counts and to support more robust features such as product up-sells, product recommendations, automated customer service, product demonstrations, customer affinity programs and branding. The website redesign should increase our ability to sell and up-sell online, and will position our site for search engine optimization. Historically, online sales represented approximately 7% of our gross product sales.

  New Product Strategy

      We have historically focused a substantial portion of our creative, managerial and capital resources within a given period on a single product and have not diversified our business. Until the November 2003 launch of the Six Star+ Cutlery Set, a launch which overlapped with the marketing of our leading Showtime Rotisserie line, Mr. Popeil had not simultaneously invested in and featured more than one major product line in a long-form infomercial at the same time. In addition, our historical product development efforts have relied solely on the inventions of Mr. Popeil, which could constrain our ability to respond to market opportunities on a timely basis or with forward-thinking product ideas. We intend to diversify our sources of product development and our emphasis on a given product category. We also intend to pursue a new product strategy by which we will:

      o WORK CLOSELY WITH MR. POPEIL TO CREATE NEW PRODUCTS THAT LEVERAGE OUR HISTORICAL COMPETENCIES IN PRODUCT DEVELOPMENT AND MARKETING. As an inventor, Mr. Popeil has conceived of, developed and produced a succession of unique and highly-functional products that have been well-suited to infomercial marketing, which feature thorough product demonstrations, discussions of a product's virtues and user testimonials. As a model, the sales of the Showtime product family demonstrates the effectiveness of infomercials as a marketing medium and the value that we can create through innovative product design. On June 30, 2005, Mr. Popeil and the Company entered into a new product development agreement which ensures that Ronco will have an exclusive relationship with Mr. Popeil with respect to new product inventions for the next three years.

      o ADD COMPLEMENTARY PRODUCTS TO OUR EXISTING PRIMARY PRODUCT LINES. We plan to introduce product line extensions to our major project families in the future, including the Showtime Rotisserie and the Food Dehydrator, to take advantage of their imbedded customer bases and our cumulative media investment in building each sub-brand. In addition, most of our products have not been "versioned" in order to increase market share and retail shelf space in their categories; we believe this product differentiation is an additional opportunity to increase revenues.

      o INTRODUCE NEW RONCO-BRANDED PRODUCT LINES THAT INNOVATE THROUGH PACKAGING AND PRICING. We believe the success experienced thus far with the Six Star+ Cutlery Set product line serves as a demonstration of the value that the Ronco brand can bring to the marketing of less unique items. Our cutlery product line takes advantage of the large market in cutlery sold through direct response television. While we own no intellectual property with respect to this product line, we have created a strong market position for our product offering through the value proposition (24 knives for $39.95), the Ronco brand, and our infomercial marketing and sourcing expertise.

      o INTRODUCE UNIQUE PRODUCTS FROM THIRD PARTIES THAT HAVE THE OPPORTUNITY TO BE MAJOR CONTRIBUTORS. We regularly receive new product ideas. We anticipate formalizing a process of new product evaluation and market testing. This effort would include identification of products that could be the subject of infomercial marketing by us under a license or royalty arrangement. Opportunities also exist within the industry to either purchase or joint venture with companies who have potentially successful product lines, but could benefit from our brand, marketing expertise and established distribution channels.

Long-Term Marketing & Distribution Strategy

      Our objective is to increase our revenue, profitability and cash flow while growing our position as a leading direct response television marketer of branded products for use in the kitchen and elsewhere around the home. Our strategy for this objective includes the following key elements:

      o EXPAND RETAIL DISTRIBUTION. We believe there is a substantially untapped opportunity to market our products through traditional retailers. A leading publication serving the direct response television industry, Response Magazine, stated in its March 2004 issue that products that are initially marketed through direct response television marketing may generate through retail distribution at least five (and in some cases as much as twenty) times the total unit sales realized from infomercial campaigns. To date, over five million Showtime Rotisserie & BBQ units have been sold. Approximately three million of those units were sold through DRTV channels and two million through retailers. This represents a ratio of less than one retail unit sale for each one DRTV sale. Therefore, a core component of our strategy to increase revenue is to expand retail distribution of our products by entering into direct distribution agreements with key national retailers of household and home improvement products. We are also re-focusing our existing wholesale distribution relationships to target selected smaller or regional retail chains while we develop direct relationships with the larger retailers, in an effort to capture a greater margin percentage. As part of this strategy, we intend to selectively re-introduce certain of our existing products into retail distribution.

      o MARKET DIRECTLY TO THE U.S. HISPANIC POPULATION. We believe the Hispanic population within the United States of America represents a growing and very attractive market for our products. According to a December 2004 Conference Board study, Hispanic-American households will sharply increase both their numbers and economic clout over the next 10 years. By 2010, Hispanic households are expected to reach approximately 13.5 million, up from less than 6 million in 1990, the report finds. According to the Conference Board, in 2010 the Hispanic market will represent $670 billion in personal income, however, the domestic Spanish language television market is still largely untapped by the direct response industry. Historically, we approached this market opportunity by re-producing certain content from our library of infomercials with Spanish dubbing. We do not believe that these efforts are the most effective method of addressing this marketing opportunity. We believe market opportunity requires a more comprehensive strategy and investment. We plan to increase our domestic Spanish language media exposure through the production of a new infomercial, produced entirely in Spanish, with a Hispanic host and appropriate recipes. From a media outlet perspective, we are in discussions with several leading, diversified Hispanic broadcasting companies to create national campaigns.

      o ENHANCE OUR ONLINE COMMERCE CAPABILITIES. While sales through our e-commerce distribution channel have grown substantially, we believe our current website lacks many commonly-available e-commerce features that would improve customer experience and increase our sales. In order to address this untapped opportunity, we plan to make a number of modifications and enhancements to our existing website operations. The enhancements and improvements include: (i) improving our technology infrastructure to accommodate higher traffic counts and simultaneous transaction processes; (ii) increasing online features to enable product up-sells, product recommendations, automated customer service, product demonstrations, customer affinity programs and overall branding; (iii) providing higher quality online streaming of past and future infomercials; and
            (iv) adding content that will draw potential customers to our sites for repeat visits and for longer durations, including online newsletters, sweepstakes and promotions, an expanding our recipe section featuring celebrity chef recipes and automated affiliate links.

      o EXPAND INTERNATIONAL DISTRIBUTION. A nominal amount of product is currently sold in a few international markets--Korea (through SII), Australia (through Guthy-Renker), Great Britain and Germany (through
            QVC). In addition, the Showtime product is marketed in Canada either through television/telemarketing (via Northern U.S. television stations) or through retail outlets by Koolatron, a Canadian distribution company. We believe that our international market opportunity is vastly untapped and that the emergence of additional television shopping channels in Western Europe, Latin America and Asia also present additional market opportunity. We are currently devising a plan to target these markets for export; this program will include both multi-national import/export companies, as well as individual in-country importers.

      o LEVERAGE OUR CUSTOMER DATABASE FOR RELATIONAL MARKETING PROGRAMS. We maintain a database of over four million customers while adding many thousands of customers each month, which is a valuable asset for current and future sales. To date, we have not exploited the potential value of this asset. We currently generate revenues through mining our customer lists and occasionally renting our list to third parties for a fee. Among the tools we are currently testing or developing are outbound telemarketing programs, catalogs, direct mail offers, email, email newsletter campaigns, and a Ronco Club concept.

MANUFACTURING

      We currently outsource manufacturing of our products, primarily to China. We have a relationship with ThreeSixty Sourcing, a global sourcing company. ThreeSixty has been sourcing Six Star+ Cutlery and related products since November 2003. Delivery of Showtime Rotisseries from China began in September 2004. Our manufacturing was sourced in Korea prior to China. While production had continued in Korea for much of 2004 during the transition to China, it is anticipated that most of our Showtime Rotisseries will be produced in China in 2005. ThreeSixty will assist us going forward with product development, product line extensions, quality control, and ongoing review of manufacturing and distribution. We will continue to re-engineer many of our business processes over the next several years and expect that we will further enhance our profitability as a result.

      We enjoy the protection of sixteen patents covering the design and manufacture of the Showtime Rotisserie & BBQ, and own the tooling and dies currently used by our manufacturers and their sub-contractors for production. Manufacturing of the Showtime product line is streamlined. Since the primary differentiation among all three Showtime units is width, common parts, including side panels, motor, gear assemblies, and electrical wiring are utilized. This allows for extremely efficient production and allocation among suppliers. There is a six to eight week production cycle from issuance of a purchase order to the product arriving at port in Los Angeles. This quick turnaround enables us to maintain relatively low levels of inventories and allows for very efficient production.

FULFILLMENT AND CUSTOMER SERVICE

      We utilize telemarketing service bureaus to handle the inbound traffic generated by potential customers who are calling one of the toll-free phone numbers provided within our infomercials. Each show has a unique toll-free phone number, enabling us to gather important data for determining the profitability of individual shows and products and the efficacy of our media buying. We use West Telemarketing Services and LiveOps to handle the majority of the inbound traffic. These entities are paid on a per-minute basis for their services.

      Potential customers call into a toll-free number, received by our telemarketing partners. Our telemarketing vendors will route a customer's order through OrderMotion (a commercial software product provided by a third-party software vendor called CommercialWare) for approval. We use third-party vendors to process customer payments - Paymentech for processing credit card orders and Select Payment for processing e-checks. A notification of an approved or declined order is re-submitted by these vendors to OrderMotion.

      If an order was declined, our customer service contacts the potential customer to obtain an alternate method of payment. It is our experience that approximately 25% of such orders are recovered. We operate an in-house 50-seat call center as well as a 20-seat data entry center, which generate sales revenues from inbound customer service inquiries, as well as outbound campaigns to existing customers. This telemarketing center not only handles customer service inquiries, but also has instituted a number of successful inbound and outbound telemarketing programs that are currently generating significant revenues at attractive margins.

      All approved orders are routed to a fulfillment house, which remits shipping status notifications back to us through OrderMotion. We utilize Motivational Fulfillment to handle most of our fulfillment needs. Motivational, which operates a 300,000 sq. ft. facility in Chino, California, receives and stores product, tracks inventory, fulfills customer orders, and provides other support functions. Motivational currently works on a batch file processing basis to receive orders and transmit order ship status, and we are currently working on implementation of new systems to enable real-time processing to provide online order status, delivery tracking and management reporting. As we use Federal Express's FedEx Ground service for our primary shipping needs, Federal Express has also become a new fulfillment partner, handling East Coast fulfillment requirements for Showtime products. Motivational will retain West Coast fulfillment of Showtime products plus all cutlery products. Finally, we utilize a separate fulfillment company for our Canadian orders. The majority of our physical inventory is warehoused by our fulfillment partners.

ARRANGEMENTS WITH RONALD M. POPEIL

         On June 30, 2005, we acquired substantially all the assets of the Seller Entities, including the intellectual property, certain manufacturing assets and know-how related to our products. We also acquired certain patents and other intellectual property rights from Mr. Ronald M. Popeil as part of the same transaction. Mr. Popeil is the primary beneficiary of the trust that owns and controls the Seller Entities. Mr. Popeil historically served in various executive capacities for the Seller Entities and assumed management responsibilities. The Seller Entities also relied on Mr. Popeil for his product innovations. Although Mr. Popeil will not assume day-to-day operational duties or executive responsibilities for our company, he will continue to be involved in the business as a consultant to our company. We believe it is in the best interests of our company and our stockholders to maintain a close working and financial relationship with Mr. Popeil. Accordingly, we have entered into certain agreements (which are summarized immediately below) with Mr. Popeil, which we believe should provide significant incentives for Mr. Popeil to continue his involvement with our company.

         We have entered into several agreements with Mr. Popeil including a Consulting Services Agreement, a Trademark Co-Existence Agreement and a New Product Development Agreement. We have also entered into an agreement with Mr. Popeil pursuant to which we will pay Mr. Popeil a percentage of the gross profits generated from the sale of our products, which occur as a result of his ongoing personal appearances on QVC or other television or online shopping venues.

Consulting Agreement with Ronald M. Popeil

         On June 30, 2005, we entered into a Consulting Services Agreement with Ronald M. Popeil for an initial term of three years. During the term of the agreement, Mr. Popeil will not enter into any consulting services, advisory services or employment agreement, nor directly provide consulting or advisory services to any entity or person that is in direct competition with our business or in violation of the New Product Development Agreement, as described below. Pursuant to the Consulting Agreement, Mr. Popeil will, among other things, consult on the development of new products acquired by us pursuant to the New Product Development Agreement. Mr. Popeil will also make the following personal appearances (each of which will be performed at Mr. Popeil's sole discretion, unless otherwise noted):

            o Speak as our chief spokesperson for non-financial matters in all forms of media (not otherwise covered below);

            o Promote our image by making up to six appearances per year on nationally broadcast television programs (such as Oprah), if invited or booked by us;

            o     Make personal appearances for leading national retailers;

            o Participate in the mandatory production of up to three long-form infomercials per year for the DRTV marketing of our products; and

            o Attend and participate in the Gourmet Show and Housewares Show (at our discretion).

         We will pay Mr. Popeil an annual base fee of $500,000 per year, paid in equal weekly installments, at Mr. Popeil's direction, in the form of salary and/or payment of certain business expenses incurred by Mr. Popeil. In addition, we will pay Mr. Popeil certain fees for personal appearances in accordance with the following schedule:

         o Fees for chief public spokesperson, which will be negotiated on a fair and reasonable basis as and when appearance requests arise;

         o $10,000 per day for appearances on nationally broadcast television programs;

         o $10,000 per day for appearances for leading national retailers;

         o        $50,000 for each infomercial produced; and

         o        $50,000 per day for the Gourmet Show and Housewares Show.


         Mr. Popeil will be eligible to receive incentive stock options under our 2005 Stock Incentive Plan that we intend to implement based on his contribution to our growth, as determined by our Board of Directors in its sole discretion. We will also provide customary indemnification to Mr. Popeil with respect to our products, appearances and other items.


Trademark Co-Existence Agreement

         On June 30, 2005, we also entered into an agreement with Mr. Popeil with respect to the names "Popeil", "Ron Popeil" and the name and any form of the likeness approved by Mr. Popeil (or one of his representatives), including the image, silhouette and voice of Mr. Popeil (the "Marks"). The term of this agreement will continue so long as the Marks are protected by applicable U.S. law. Mr. Popeil retains as his sole and exclusive property, the ownership of the worldwide royalty-free perpetual rights with respect to the Marks for certain uses, including autobiographical works, various media projects, and a specific licensing arrangement. We acknowledge that we will be acquiring the Marks subject to the rights of certain third parties, including QVC, the PopeilFamilyStore.com and Marketing Development Group. Should certain events of default with respect to the Seller Notes occur, we will grant Mr. Popeil a non-exclusive license (at no cost to Mr. Popeil) to use the Marks in connection with the manufacturing, marketing and sale of certain specific new products as to which Mr. Popeil elects, pursuant to the New Product Development Agreement, to terminate the applicable patent or other intellectual property licenses held by the Company.

         Mr. Popeil retains the right to approve all uses of his name and likeness for any purpose including but not limited to quality of products and products, quality of packaging and packaging, quality of advertising and advertising, and quality of displays and displays, but with such approval not to be unreasonably withheld or delayed. Should Mr. Popeil die or become incapacitated, a designated representative of Mr. Popeil will exercise the right of approval. The agreement contains other provisions that are customary for transactions of this type.


New Product Development Agreement

         On June 30, 2005, we entered into a New Product Development Agreement with Mr. Popeil. Under the terms of the agreement, we will be offered a fifteen
(15) day right of first refusal on all new consumer products (excluding all products that are autobiographical in nature) that are created by Mr. Popeil during the term, to the extent that Mr. Popeil owns and controls the rights to such products. Should certain events of default with respect to the Seller Notes occur, the right of first refusal described above will be suspended until such event of default is cured. The purchase price of each new product will be negotiated and agreed upon on a fair and reasonable basis. The purchase price will include the cost of any product designs, prototypes, tooling and a completed commercial or infomercial.

         The agreement also provides the terms of purchase for a specific product currently under development by Mr. Popeil, including a specific upfront payment and a per-manufactured-unit payment to be paid up to an aggregate maximum. We will also be obligated to pay the costs for all patent filings, tooling and infomercials related to this product and will be obligated to reimburse the out-of-pocket expenses incurred by Mr. Popeil in connection with the development of this product. All the intellectual property related to the product will remain with Mr. Popeil until the Seller Notes, including any accrued and unpaid interest, are paid in full.

         Mr. Popeil will have creative control over all new consumer products created by Mr. Popeil and sold to us under the New Product Development Agreement, and control over all packaging, advertising, naming and promotion, including, without limitation, creative control over all stages of new product conception, creation, design, development and completion. Mr. Popeil has no obligation under the terms of this agreement to develop new products. Mr. Popeil will have the right to terminate the agreement if we breach any provision of the New Product Development Agreement, the Asset Purchase Agreement, the Trademark Co-Existence Agreement or the Consulting Agreement with Mr. Popeil, if the breach is not cured to Mr. Popeil's reasonable satisfaction within fifteen (15) days of such breach.

SOURCES OF SUPPLY

      We maintain supply contracts with third party suppliers, located primarily in the Far East, which include standard terms for production and delivery. Specific production amounts are ordered by separate purchase orders. We believe that we maintain good business relationships with our overseas manufacturers.

      We believe that the loss of any one supplier would not have a long term material adverse effect on our business because we believe we would be able to locate other suppliers that would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

BACKLOG

      Although we obtain firm purchase orders from our customers, customers typically do not make firm orders for delivery of products more than 30 days in advance. In addition, customers may reschedule or cancel firm orders. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.

COMPETITION

      The direct response television marketing industry includes numerous companies that market their products on television through infomercials. Competition among direct response companies is largely based on: (i) ability to place infomercials into TV time slots that yield the highest viewership and customer generation for a particular product; (ii) ability to purchase air time at competitive prices, create brand awareness, and generate sales profitably; and (iii) product quality, reputation and pricing. In the United States of America, we compete with several other companies and products in the direct response industry, including GT Brands, Telebrands, Idea Village, Guthy-Renker, Tilia (a division of Jarden, Inc.), and Sylmark. We believe, however, that these businesses are not comparable to ours mainly due to the strength of our brand and the consistent quality of our products.

      We believe that manufacturers of small kitchen appliances, such as Cuisinart, Kitchen Aid, Oster, and DeLonghi, are not comparable competition because these products are mostly commoditized. Currently, we believe there are no competitive brands that market appliances equivalent to our proprietary models (such as rotisserie, pasta maker and food dehydrator) in price, uniqueness or quality. We also compete with various manufacturers of kitchen knives and flatware, sold both through direct-to-consumer and retail channels. We believe that our Six Star+ line of products favorably competes on quality and durability at very attractive price points. In addition, some mainstream manufacturers, such as Panasonic, Salton, Sharper Image, and Nautilus, have turned to DRTV to create self-liquidating brand value.

INSURANCE MATTERS

      We currently carry insurance policies through major carriers for product liability, general liability, commercial property, automobile, plant and equipment, marine insurance, workers' compensation, directors and officers' insurance and excess liability. We currently have key man life insurance coverage and disability coverage on Ronald M. Popeil in the aggregate amount of $15 million. In addition, we increased the limits of our directors and officers' insurance commensurate with our status as a public company.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      We have acquired a significant amount of proprietary technology covering the design and manufacturer of our products. We rely on a combination of trade secrets and confidentiality, non-disclosure and assignment of inventions agreements to protect our proprietary rights. We hold over thirty patents on the proprietary design and manufacturing processes of our products.

      Our policy is to require employees and consultants to execute confidentiality agreements when their relationship with us begins. We also seek these protective agreements from suppliers and subcontractors. These agreements provide that confidential information developed or made known during the course of a relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances. Our proprietary technology incorporates product design and manufacture of our products. It might be possible for unauthorized third parties to copy aspects of our products or to obtain and use information that we regard as proprietary.

      We also have trademarks in the United States of America and various countries around the world covering a variety of marks.

      Many participants in the consumer products industry have an increasing number of patents and patent applications. Third parties may, from time to time, assert infringement claims in the future alleging infringement by our current or future products. It is possible that these claims may require us to enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of these claims.

REGULATION

      We are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, we have not experienced difficulty complying with such regulations and compliance with them has not had an adverse effect on our business. Our small electric appliance products sold in the United States are listed by Underwriters Laboratory, Inc. (UL) and similar products sold in other countries are listed with local organizations similar to UL, if required.

EMPLOYEES

         We currently have approximately 174 employees, including executive, management, warehouse, customer service, media buyers and maintenance personnel. None of our employees are part of any labor. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

      Our principal executive offices are located at 21344 Superior Street, Chatsworth, California, 91311, where we lease office space and a storage facility. Information concerning the location, use, approximate square footage of our principal facilities and rent, all of which are currently leased on a month-to-month basis, is set forth below:



LOCATION                PRINCIPAL ACTIVITIES                                    AREA (SQ. FEET)            RENT
----------------------------------------------------------------------------------------------------------------
Chatsworth, CA..........Principal   administrative   offices;   customer        17,532                    $12,556
                        service call center; and media buying offices;


Chatsworth, CA..........Products storage facility and administrative offices    29,000                    $18,758


      We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe that our existing facilities are well maintained and in good operating condition.

      We are considering other office space alternatives, which could potentially offer greater warehouse capacity. We are in the process of negotiating a lease for new office and warehouse space and expect to relocate our operations by March 1, 2006. The new space is located in close proximity to our existing offices.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any legal proceedings. In the past, the Seller Entities have been defendants in several nominal legal actions related to the products sold by those entities. Generally such actions have resulted in the Seller Entities making a payment to the plaintiff in settlement of the claim. None of the prior actions brought against the Seller Entities had a material effect on their businesses, and we do not anticipate that any future actions brought based on our planned products would have a material adverse effect on our business or results of operation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the OTC Bulletin Board(R) under the symbol "RNCP.OB." Before July 1, 2005, our common stock traded under the symbol "FTYK.OB." The following table sets forth, for the calendar quarters indicated, the high and low bid prices per share of common stock, as reported on the Over-the-Counter Bulletin Board. The information has been adjusted to reflect a 1 for 89 reverse stock split of our common stock which took effect on June 27, 2005 in connection with our acquisition of the Ronco business. However, the information set forth in the table below is based on our trading price before we acquired the Ronco business. Accordingly, the stock price information has no relationship to Ronco's historical financial results and we do not believe this information provides any meaningful information concerning the performance of our stock price after June 30, 2005. On October 31, 2005, the bid price of our common stock was $6.25. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Quarter Ended                                               Low      High
--------------------------------------------------------- -------  --------
March 31, 2003........................................... $ 0.89   $  1.78

June 30, 2003............................................ $ 0.89   $  1.78

September 30, 2003....................................... $ 0.89   $  2.67

December 31, 2003........................................ $ 1.78   $  8.90

March 31, 2004........................................... $ 2.67   $  4.45

June 30, 2004............................................ $ 2.67   $  5.34

September 30, 2004....................................... $ 4.45   $  4.45

December 31, 2004........................................ $ 2.67   $  8.90

March 31, 2005........................................... $ 5.78   $ 13.35

June 30, 2005............................................ $ 4.54   $ 26.70

      As of October 15, 2005, there were approximately 43 holders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 43.

Dividend Policy

      We do not currently intend to pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, the terms of our Series A Convertible Preferred Stock restrict our ability to pay dividends on our common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum (equal to 5% of the purchase price of the preferred stock) payable quarterly in arrears in cash or at our option on January 1, April 1, July 1, and October 1. We may not pay any dividends on our common stock before we pay all dividends on our Series A Convertible Preferred Stock.

Recent Sales of Unregistered Securities

      In connection with the termination of a consulting agreement with a Company controlled by a former director of the company on October 24, 2005, 2005, we issued a non-qualified stock option to the former director, Mr. Brown, which entitles him to purchase an aggregate of 10,000 shares of our common stock at $5.75 per share, which was the fair market value of our common stock on the date of grant. The option has a term of ten years.

      In connection with the purchase of the Ronco business on June 30, 2005, we issued 13,650 shares of common stock to a consulting company for services rendered. The fair market value of the stock was $51,460, based on the $3.77 per share price of the Series A Convertible Preferred stock sold to investors on the same day.

      Also in connection with the purchase of the Ronco business on June 30, 2005, we sold 160,063 share of common stock to a consultant for $1,601. The fair market value of the stock was $603,438, based on the $3.77 per share price of the Series A Convertible Preferred stock sold to investors on the same day.

      Subsequent to June 30, 2005, the consultant became the General counsel of the company.

Item 6.  Selected Financial Data

      Our merger with Fi-Tek VII, Inc. on June 27, 2005 was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization, rather than a business combination. Therefore, the historical financial statements of the Seller Entities are reflected as our historical financial statement. Pro forma information has not been presented since the transaction was not a business combination.

      The following table presents selected historical combined financial data of the Seller Entities, or "Predecessor," for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002, which has been derived from our audited combined financial statements, and for the year ended December 31, 2001, which has been derived from our unaudited combined financial statements. Our combined financial statements for the nine months ended June 29, 2005 and September 30, 2004 were audited by Mahoney Cohen & Co., CPA, P.C.. Our combined financial statements for the year ended December 31, 2003 were audited by VELAH Group LLP, and our combined financial statements for the year ended December 31, 2002 were audited by Weinberg & Company. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated and combined financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

000's OMITTED
                          Successor
                        -------------                                         Predecessor
                         Period from     -------------------------------------------------------------------------------------
                          10/15/04                                                      12 months     12 months     12 months
                          (Date of        9 months       9 months        12 months        Ended         ended         ended
                        Inception) to      ended           ended           ended       12/31/2002     12/31/2001    12/31/2000
                        June 30, 2005    6/29/2005       9/30/2004      12/31/2003      Restated      Unaudited     Unaudited
                        -------------    ---------       ---------      ----------     ----------     ----------    ----------
Net Sales ..............     $     --     $ 68,985         $ 63,245        $93,500        $98,362      $105,420      $186,305
Cost of Goods Sold .....                    16,844           16,842         29,274         36,153        33,517        61,437
                             --------     --------         --------        -------        -------      --------      --------
     Gross Profit.......           --       52,141           46,403         64,226         62,209        71,903       124,868

Gross margin                       --           76%              73%            69%            63%           68%           67%

SG&A                              766       50,446           53,988         67,653         71,937        77,825       129,183
                             --------     --------         --------        -------        -------      --------      --------
     Operating Income
       (Loss)...........         (766)       1,695           (7,585)        (3,427)        (9,728)       (5,922)       (4,315)

Operating exp (as % of
  Rev) .................          N/A           73%              85%            72%            73%           74%           69%
Interest and Other
  Expense (Income) .....          (11)       2,833              120           (386)          (254)         (443)         (547)
                             --------     --------         --------        -------        -------      --------      --------
     Pretax Loss........         (777)      (1,138)          (7,705)        (3,041)        (9,474)       (5,479)       (3,768)

Benefit For Income Taxes         (310)           0                0              0              0             0             0
                             --------     --------         --------        -------        -------      --------      --------
     Net Loss...........     $   (467)    $ (1,138)        $ (7,705)       $(3,041)       $(9,474)     $ (5,479)     $ (3,768)
                             ========     ========         ========        =======        =======      ========      ========
Net loss per share......     $   (.65)         N/A              N/A            N/A            N/A           N/A           N/A

ODD's OMITTED                             Successor               Predecessor
                                        -------------           --------------
                                        June 30, 2005           Sept. 30, 2004
                                        -------------           --------------
Total assets ........................   $      63,762            $      24,404

Long-term liabilities ...............          10,282                   40,392

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion and analysis of the results of operations and financial condition of the Ronco Corporation as of June 30, 2005 and for the period from October 15, 2004 (Date of Inception) to June 30, 2005 and the Seller Entities (or the predecessor entities) for the nine months ended June 29, 2005 and September 30, 2004, and twelve months ended December 31, 2003 and 2002, should be read in conjunction with Ronco's and the Seller Entities' financial statements and the notes to those financial statements, which are contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report.

Overview

      Ronco is a leading provider of proprietary branded consumer products for the kitchen and home, sold primarily through direct response distribution channels, which include Direct Response Television (commonly known as DRTV or infomercials), online sales through our website (www.ronco.com), telemarketing, direct mail and our customer service department. We also sell products through traditional wholesale/retail channels such as wholesale distributors. Ronco develops high quality, unique and affordable products, including small kitchen appliances and accessories, food items, cook books, personal care products and household items.

      Before June 27, 2005, Ronco Corporation was named Fi-Tek VII, Inc. Fi-Tek VII, Inc. operated as a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. During this time, Fi-Tek VII, Inc. had no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. On June 27, 2005, Fi-Tek VII, Inc. consummated a reverse merger transaction in which Ronco Marketing Corporation, or RMC, became a wholly-owned subsidiary of Fi-Tek VII, Inc. In connection with this transaction, Fi-Tek VII, Inc. changed its name to Ronco Corporation and completed a reverse stock split. On June 30, 2005, Ronco Corporation, through RMC (as its wholly-owned subsidiary), acquired assets comprising the business of Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc. (or the Seller Entities). Ronco Corporation also acquired certain patents and intellectual property rights directly from Mr. Ronald M. Popeil. Mr. Popeil is the primary beneficiary of RMP Family Trust, a trust that owns and controls the Seller Entities. Ronco Corporation also issued 13,262,600 shares of its Series A Convertible Preferred Stock to finance the cash portion of the purchase price.

      Our merger with Fi-Tek VII, Inc. was accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of the Seller Entities are reflected as our historical financial statements. We acquired the Ronco business on the last day of our fiscal year and did not conduct any business on such day. Therefore, our financial statements from inception through June 30, 2005 reflect no revenue and only the expenses associated with our status as a "blank check" company. The financial statements for the Seller Entities, or Predecessor, reflect the operations of the Ronco business before the date we acquired such business.

      In structuring our acquisition of the Ronco business, we decided not to assume all of the liabilities of the Seller Entities. For instance, we did not assume approximately $39 million in loans made by a shareholder of the Seller Entities to the Seller Entities.

      We also did not assume certain contracts of the Seller Entities. The Seller Entities entered into a product development agreement with Alan
Backus, a third party who co-invented the Showtime Rotisserie products, as well as other products. Pursuant to this agreement, the Seller Entities paid Mr. Backus 25% of the net profits, or were reimbursed by Mr. Backus for 25% of the net losses, from these products. Such amounts were accrued on a quarterly basis. The Seller Entities also entered into licensing agreements with Advantage Corporation, an unrelated company that owned the patents on certain of the Ronco products. Pursuant to this agreement, the Seller Entities paid license fees that ranged from $6 to $17 per unit sold. This agreement was scheduled to expire in 2007, but was terminated on August 31, 2004 when the Seller Entities purchased the related patents from AdVantage Partners. As of September 30, 2004, the Seller Entities owed fees under these two agreements in the aggregate amount of approximately $7.1 million. We did not assume these obligations when we purchased the Ronco business.

Components of Revenue and Gross Profit

      Sources of Revenue

      We principally derive revenue from the sale of our products directly and indirectly to consumers through DRTV, our website and customer service department. We derive the majority of our revenue from DRTV sales. We also generate revenue through shipping & handling fees for each order shipped by us to consumers who purchase our products through our DRTV and online channels. Management estimates that currently 78% of our customers pay for their orders in a single payment, while approximately 22% of our customers elect to make multiple payments.

      We also derive revenue from sales to our wholesale distribution partners. We plan to expand our wholesale business in the future. Management estimates that shipping and handling and extended service contracts accounts for approximately 23% of our direct sales.

      A modest amount of revenue is derived each year by providing customer lists to third parties for a fee as well as a small amount of interest income from cash and security accounts.

      Our net sales are determined by subtracting an allowance for returns from our gross product sales and list sales. Our returns currently average less than 4% of our gross product sales.

      Cost of Goods Sold

      Cost of goods sold consists primarily of the costs of the finished goods as received by us from our third-party manufacturing partners. In November 2003, we began to source product in China, starting with our cutlery products. In September 2004, we began to source our Showtime Rotisserie products in China as well. This change reduced our cost of goods by a substantial amount. Beginning in late 2004, we generally took delivery of these finished goods at foreign ports and paid for the freight costs required to transport the goods to our domestic distribution centers. In general, we generate higher gross margins on products sold through our direct response channels (including television, online sales and our customer service department) than through wholesale accounts.

Components of Operating Expenses and Other Items

      Selling Expenses

      Our selling expenses are the largest component of our cost structure and primarily consist of media expenditures, telemarketing and fulfillment costs, personnel compensation and associated expenses, license costs and royalties, credit card processing, and outbound shipping and logistics costs. Media expenditures associated with DRTV comprise the largest portion of our overall selling expenses.

      We pay per-minute fees to our telemarketing partners for their services in handling our inbound call traffic as well as certain outbound marketing programs. In addition, we also pay commissions, where applicable, to our customer service and data entry departments to encourage sales. License costs and royalties have historically been significant cost items for Ronco; however, as part of our purchase of the Ronco business, we acquired substantially all of the intellectual property related to these historical expenses. Accordingly, we will incur only modest royalty expenses in the future, related to the use of intellectual property held by third-parties in future products.

      In addition to media costs and inbound telemarketing fees, we also incur costs to third party fulfillment centers to store goods and process orders, and we incur shipping costs to FedEx and the United States of America Post Office. Shipping from multiple fulfillment centers has enabled us to reduce our shipping costs and speed up delivery of product to our customers. We also pay fees to our credit card and electronic check processors for each customer transaction.

      General and Administrative Expenses

      Our general and administrative expenses consist of compensation and associated costs for general and administrative personnel, facility costs, as well as certain insurance, legal, audit, technology, purchasing and inspection, fulfillment and miscellaneous expenses. We expect that general and administrative expenses will increase in absolute terms as we hire additional senior management personnel and provide new motivational incentive programs for current and future employees, incurring costs related to the anticipated growth of our business and our operation as a public company.

      Interest Expense (Income)

      Interest expense for the Seller Entities consists of interest accrued on the loans made to Ronco from Ronald M. Popeil and the RMP Family Trust. These loans were not assumed by us and, therefore, this interest expense will not be applicable to us. Also included in the interest expense (income) is a modest amount of interest income on cash and security accounts. In the future, we will have interest expense on the Seller's note related to our purchase of the Ronco business.

      Income Taxes

      The Seller Entities were incorporated as pass-through entities and, therefore, did not record income tax expense for federal or state purposes. In the future, we will be subject to federal and state taxation as a corporation.

Trends that Affect Our Business

      Seasonal trends have an impact on our business, with the largest portion of revenues coming during the six-month period from October through March. This is due to holiday shopping and increased television viewing habits during periods of cold weather. The combination of these two factors allows us to purchase a higher amount of television media and generate a significantly greater response, which directly results in higher profits. In addition, the increased level of television exposure also indirectly impacts other channels such as online, customer service, and wholesale/retail sales.

      Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either "refresh" the show by editing in a new offer or new footage, or produce a completely new show. In this way, we are able to extend the product line on television which increases the cumulative brand awareness and increases the sell-through at retail.

      The results of operations and liquidity of the Seller Entities are likely to change as a result of our acquisition of the Ronco business. We did not assume certain liabilities of the Seller Entities. For instance, we did not acquire approximately $39 million of loans to an affiliate of the Seller Entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the Seller Entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the Seller Entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we did issue notes in connection with the acquisition in the adjusted amount of approximately $13.4 million. In addition, because the Seller Entities were "pass-thru" entities for tax purposes, they did not pay "corporate" federal income taxes. We will be subject to federal income taxes. We will also incur additional costs associated with compliance with laws applicable to public companies that were not applicable to the Seller Entities. Finally, we will no longer have the financial resources of the shareholder of the Selling Entities available to us for borrowings. We have recently entered into a factoring agreement to provide us with liquidity and act as a substitute for the working capital loans we previously obtained from the shareholder of the Selling Entities. This agreement will permit us to sell up to $8 million of our accounts receivable to the factor and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factors' fees) when the account is collected. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the Seller Entities will proved to be a good indicator or our future performance, particularly as that performance is impacted by our expenses.

      Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. We are unable to quantify this potential change at this time.

Recent Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of APB No. 43, Chapter 4." SFAS No. 151 retains the general principle of APB 43, Chapter 4, "Inventory Pricing (AC Section I78)," that inventories are presumed to be stated at cost; however, it amends APB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning January 1, 2006. The Company anticipates that the adoption will have an effect on the Company's results of operations.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

      In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended June 30, 2006. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company's overall results of operations or financial position.

Critical Accounting Policies

      Included in the footnotes to the consolidated and combined financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated and combined financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Significant accounting policies employed by the Company, including the use of estimates, are presented in Note 1 to our Consolidated and Combined Financial Statements that appear elsewhere in this report.

      Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, the collectability of accounts receivable, the value of inventories, the impairment of goodwill, the useful lives of our other long-lived intangible assets, and the recoverability of deferred tax assets. In applying such policies, management must use its informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

      Revenue Recognition. We recognize revenue from the sale of products when the products are shipped to the customers, provided that the price is fixed, title has been transferred and collectibility of the resulting receivable is reasonably assured. Net sales include revenue generated from products shipped, shipping and handling fees and revenue earned on extended service contracts, less returns and sales allowances. Revenue from free trial sales are recognized after the trial period is over and the customer has not returned the product. Returns and sales allowances are for damaged goods and anticipated customer returns.

      Revenue from the sale of extended service contracts is recognized on a straight-line basis over the life of the extended service contract. Extended service contract lives begin after the six-month free warranty period and range from three to four years. Amounts received from the sale of extended service contracts prior to revenue being recognized are included in deferred income on the combined balance sheet for September 30, 2004. At June 30, 2005, deferred revenue has been recorded at fair value in accordance with purchase accounting.

      We do not accrue warranty costs, since such were insignificant for the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002. Shipping and handling costs are included in selling, general and administrative expenses.

      Accounts Receivable. Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of aging of accounts receivables at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Cost associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenues and are part of the provision for allowances included in Accounts Receivable. These provisions results from seasonal negotiations as well as historic trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2004, the allowance for doubtful accounts was approximately $1.2 million.

      Inventories. Our inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value. With respect to the acquisition of the Ronco business, we accounted for the inventories acquired at fair value in accordance with purchase accounting. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

      Intangible Assets and Goodwill. Intangible assets are comprised of patents, customer relationships, consulting agreement and trademarks. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

      o Significant underperformance relative to expected historical or projected future operating results;

      o Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

      o     Significant negative industry or economic trends.

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

      Patents are amortized over 19 years, customer relationships over 1.5 to 10 years and consulting agreements over 3 years, utilizing the straight-line method.

      Deferred Taxes. Deferred tax assets and liabilities are computed annually for difference between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Successor -  October 15, 2004 (Date of Inception) to June 30, 2005

      We acquired the Ronco business on the last day of the Company's fiscal year. We did not ship any products on that day because we were conducting our year-end physical inventory. Prior to the acquisition of the Ronco business, we had no operations and generated no revenue. The selling, general and administrative expense for this period was primarily made up of compensation expense related to cash bonuses and stock issued to officers in connection with the acquisition of the Ronco business.

Seller Entities

      In 2004, the Seller Entities, or predecessor, changed their year-end from December 31 to September 30. In 2005, we adopted the year end of June 30 which was the year end of Fi-Tek VII, Inc.(the name of the company was changed on June 30, 2005 to Ronco Corporation).

      Predecessor - Nine months ended June 29, 2005 compared to nine months ended September 30, 2004

Net Sales. Net sales for the nine months ended June 29, 2005 were approximately $69 million, an increase of 9.1% from approximately $63.2 million for the nine months ended September 30, 2004. Net sales of our Showtime Rotisserie oven products increased by approximately 7% during this nine month period, and net sales of our cutlery product line increase by approximately 11.8% during this nine month period. This increase resulted primarily because of the seasonality of our sales. The nine months ended June 29, 2005 included our best sales season from October to March (especially October through December) as compared to the nine months ended September 30, 2004, which only includes a portion of these months.

Gross Profit and Gross Margin. Gross profit for the nine months ended June 29, 2005 was $52.1 million, an increase of $5.7 million, or 12%, compared to the nine months ended September 30, 2004. Gross margin for the nine months ended June 29, 2005 was 76% as compared to 73% for the nine months ended September 30, 2004. This increase in gross margin is primarily due to better pricing from our suppliers due to the migration of most of our outsourced production activities from Korea to China, which is a lower cost environment. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, as such our margin might not be comparable to other companies in our industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 29, 2005 were $50.4 million, a decline of $3.5 million, or 7%, compared to the nine months ended September 30, 2004. This decline occurred primarily because we were not required to pay royalties during the nine months ended June 29, 2005, principally related to our rotisserie and cutlery products. These royalties amount to approximately $3.1 million for the nine months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses for the nine months ended June 29, 2005 were 73% as compared to 85% for the nine months ended September 30, 2004. This improvement was also due to the elimination of our royalty expense. We will not have to pay such royalties in the future because we acquired the applicable patents as part of our purchase of the Ronco business. Selling, general and administrative expenses also included approximately $7,124,000 and $7,491,000 of fulfillment and shipping costs, for the nine months ended June 29, 2005 and September 30, 2004, respectively.

Operating Income (Loss). Our operating income for the nine months ended June 29, 2005 was $1.7 million as compared to an operating loss of ($7.6) million for the nine months ended September 30, 2004. The increase in operating income was primarily due to the $5.7 million increase in sales described above, a 3% improvement in our gross margin and an 12% improvement in selling, general and administrative expenses.

Net Loss. Our net Loss for the nine months ended June 29, 2005 decreased to ($1.1) million as compared to ($7.7) million for the nine months ended September 30, 2004. The decrease in net loss was primarily due to a $5.7 million increase in sales, a 3% improvement in our gross margin and an 12% improvement in selling, general and administrative expenses. This was offset by interest expense of approximately $2.9 million for the nine months ended June 29, 2005 related to a loan from Ron Popeil, affiliated entities and RMP Family Trust. these loans were not assumed by us when we acquired the Ronco business.

      Predecessor - Nine months ended September 30, 2004 compared to 12 months ended December 31, 2003

Net Sales. Net sales for the nine months ended September 30, 2004 were approximately $63.2 million, compared to $93.5 million for the twelve months ended December 31, 2003. The decline in net sales for the nine months ended September 30, 2004 is primarily because this is a nine month period, as opposed to a twelve-month period, and this period does not include our results from the fourth quarter of the calendar year, which historically is our best sales quarter. The comparable period in 2003 is twelve months long and includes the results from this fourth quarter. For comparative purposes, net sales for the twelve months ended December 31, 2004, were $106.8 million. Comparing these results to the calendar year 2003 results, our net sales for calendar year 2004 improved by approximately $13.3 million over calendar year 2003. This increase resulted primarily from the introduction of a new cutlery product line in November 2003, which accounted for approximately $38.8 million increase in sales that was offset by a decline in Showtime Rotisserie revenues during this period, and which product line was only being sold during one month of the 2003 calendar year.

Gross Profit and Gross Margin. Gross profit for the nine months ended September 30, 2004 was $46.4 million, a decrease of $ 17.8 million, or 28%, compared to the twelve months ended December 31, 2003. This decrease was primarily because this is a nine month period, as opposed to a twelve-month period, and this period does not include our results from the fourth quarter of the calendar year, which historically is our best sales quarter . Gross margin for the nine months ended September 30, 2004 was 73% as compared to 69% for the twelve months ended December 31, 2003. This increase in gross margin is primarily due to a change in product mix with the introduction of our cutlery product line in November 2003. The gross margin on our Rotisserie ovens ranges from 65% to 75% whereas the gross margin on our cutlery products averages about 76%. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margins might not be comparable to other companies in our industry.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $54 million, a decrease of $13.7 million, or 20%, compared to the twelve months ended December 31, 2003. This decrease occurred primarily because of the lower net sales, described above, and decline in royalty and licensing expense of $8.9 million. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2004 were 85% as compared to 72% for the twelve months ended December 31, 2003. The 2004 selling, general and administrative expenses were higher because our fourth quarter usually accounts for approximately 40% of our sales and most of our profits. Selling, general and administrative expenses also included $7.5 million and $8.5 million of fulfillment and shipping costs, for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively.

Impairment loss on tooling. The impairment loss on tooling for the nine months ended September 30, 2004 was approximately $771,000, compared to no impairment loss for the twelve months ended December 31, 2003. This impairment loss represented a write-off of out-of-date production tooling we previously used in connection with our current product lines.

Operating Loss. Our operating loss for the nine months ended September 30, 2004 was ($7.6) million as compared to a ($3.4) million operating loss for the twelve months ended December 31, 2003. The higher loss for 2004 is attributable to the fact that the fourth quarter in not included and this period usually accounts for approximately 40% of our annual sales.

Net Loss. Our net loss for the nine months ended September 30, 2004 increased to ($7.7) million as compared to $(3.0) million for the twelve months ended December 31, 2003. The higher loss for 2004 is attributable to the fact that the fourth quarter is not included and this period usually accounts for approximately 40% of our sales.

      Predecessor - Twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002

Net sales. Net sales were $93.5 million for 2003 compared to the $98.4 million in 2002, a decrease of 5%. Substantially all of this revenue was generated from sales of our Showtime Rotisserie line of products, as we only introduced our cutlery line of products in November 2003. The decrease resulted from management's decision to reduce media expenditures associated with its Showtime Rotisseries ovens during the first seven months of 2003 in order to reduce the number of poor performing air dates, thereby increasing overall profitability.

Gross Profit and Gross Margin. Gross profit for the twelve months ended December 31, 2003 increased by 3% to $64.2 million from $62.2 million for the same period of 2002. Gross margin was 69% in 2003 compared to 63% in 2002. This increase is attributed to the addition of our Standard Rotisserie to our oven product line and the introduction of our cutlery product line in November 2003. Our margins on our Standard Rotisserie are approximately 75% and on our cutlery product line is approximately 76%, which are higher than the 65% margins we achieve on our Compact Rotisserie. Our cost of sales does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margin might not be comparable to other companies in our industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twelve months ended December 31, 2003 decreased by approximately 6% to $67.7 million from $71.9 million for the twelve months ended December 31, 2002. The decrease in selling, general and administrative expenses was primarily due to a $4.1 million decrease in media expenses. As a percentage of net sales, selling, general and administrative expenses were 72% and 73% for the twelve months ended December 31, 2003 and December 31, 2002, respectively. Selling, general and administrative expenses also included $8.5 million and $7.3 million of fulfillment and shipping costs, for the twelve months ended December 31, 2003 and 2002, respectively.

Operating Loss. Our operating loss for the twelve months ended December 31, 2003 decreased to ($3.4) million from ($9.7) million for the same period of 2002. The decrease in operating loss was due primarily to the 6% increase in gross margin and a $4.3 million decrease in selling, general and administrative expenses.

Net Loss. Our net loss was ($3) million for the twelve months ended December 31, 2003 compared to a net loss of ($9.5) million for the twelve months ended December 31, 2002. This reduction in our net loss was due primarily to the 6% increase in gross margin and a $4.2 million decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

      Historically, the Seller Entities funded operations primarily through cash flow from operations and borrowings from the shareholder of the Seller Entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. In November 2003, we started to source product in China beginning with our cutlery products. In addition to significantly lowering our cost of goods, the Chinese factories agreed to payment terms of thirty (30) days after delivery of product. Previously, the Korean factories had required Letters of Credit to be provided 2 to 4 weeks prior to shipment. The total effect of moving manufacturing to China has been to increase our liquidity and improve our cash flow. We also entered into a factoring agreement in October 2005 to provide us with a substitute for the shareholder loans the Seller Entities previously obtained from their shareholder. As of June 30, 2005, our total working capital was $8.2 million as compared to a working capital deficiency of $28,000 as of September 30, 2004. We believe that our cash flows from operations and advances under our new factoring agreement will be sufficient to meet our working capital needs.

      Successor

      For the period from October 15, 2004 until June 30, 2005, we did not generate any revenues, as we had just acquired the Ronco business and had not yet conducted any business. As a result we used approximately $676,000 of cash from operating activities to pay compensation to our management, to make certain payments associated with the acquisition and for certain prepaid expenses. We also used approximately $45 million from investing activities to acquire the Ronco business. Finally, our financing activities provided approximately $46.4 million during this period. This represents the proceeds from the issuance of our Series A Convertible Preferred Stock, less approximately $3.6 million of issuance costs.

      Predecessor

      For the nine months ended June 29, 2005 and September 30, 2004, we used approximately $2.4 and $41.2 million in cash, respectively, to fund our operations. The amounts expended during the nine months ended September 30, 2004, were used to pay accrued royalty expenses on patents relating to our core products. We will no longer incur these expenses as we have acquired all rights to these patents. We used cash in 2005 primarily to fund operating losses and working capital specifically to reduce accounts payable and deferred income that was partially offset by increases in inventories, accounts receivable and prepaid expenses.

      For the nine months ended June 29, 2005 and September 30, 2004, our investing activating provided us with approximately $146,000 and $257,000 of cash, respectively. In 2005, this amount represents approximately $500,000 from our investment in securities, which was partially offset by equipment purchases of approximately $453,000. Our investment income in 2004 was approximately the same as in 2005, but was offset in part by equipment purchases of approximately $243,000.

      For the nine months ended June 29, 2005 and September 30, 2004, our financing activities provided approximately $12,000 and $39.1 million of cash, respectively. In 2005, this amount represented an advance from an affiliate, and in 2004, this amount represented the proceeds of a loan from one of the Seller Entities and their stockholder. The Seller Entities used the proceeds from this loan to repay accrued royalty expenses on patents relating to our core products. We acquired these patents in connection with our acquisition of the Ronco business so we will no longer incur these expenses.

      Acquisition of the Ronco Business

      On June 30, 2005, we acquired the Ronco business. In connection with the acquisition, we sold $50 million of our Series A Convertible Preferred Stock. The proceeds from the stock sale were $46.4 million, which excludes $3.6 million in offering costs. We used approximately $40.2 million to pay the cash portion of the purchase price for the Ronco business and $4.7 million to pay transaction costs. We used the remaining proceeds as follows: approximately $.4 million was used to repay debt due to investors in Ronco Marketing Corporaton and approximate $1.1 million was used for working capital.

      The Seller Notes

      In connection with our purchase of the Ronco business, we issued promissory notes to the Seller Entities and Ronald M. Popeil. The aggregate principal amount of the notes is $16.3 million, which may be adjusted pursuant to the terms of the purchase agreement. The aggregate principal amount of the notes was based on the estimated net value of the Ronco business. The amount of the notes may be increased if the actual net value of the Ronco business exceeds the estimated amount, and decreased if the actual net value is less than the estimated amount, as provided in the notes. We completed an accounting after the closing of the acquisition to determine the actual net value of the Ronco business as of the closing date. According to our calculations, the actual net value is lower than the estimated value specified in the purchase agreement, and we expect the aggregate principal amount of the promissory notes will be reduced to approximately $13.158 million. If the Seller Entities and Mr. Popeil disagree with our calculations, they could contest the reduction of the principal amount of the promissory notes. Any dispute over the adjustment of the principal amount of the notes would be resolved through arbitration, pursuant to the asset purchase agreement.

      The promissory notes bear simple interest at a rate equal to 9.5% per annum. Interest is calculated on the basis of a 360-day year of twelve 30-day months and charged for the actual number of days elapsed.

      The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period. We anticipate that we will make principal payments on the notes during the year ending June 30, 2006 in the amount of $2,876,000, which is based on management's estimate of the products to be shipped in the next year. As the amount due under the notes is an estimate based on volumes of products shipped, as described above, we have not estimated the amounts that will be owed under the notes for subsequent fiscal years. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

      Upon occurrence of an event of default that is not cured by the time period set forth in the promissory notes, the interest rate on the notes will increase to 11% per annum and any unpaid principal and interest will become immediately due and payable. In addition, Mr. Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed to us and will receive a right of first refusal to purchase the intellectual property rights we acquired as part of our acquisition of the Ronco business before these rights may be sold or transferred to any other party.

      Factoring Agreement

      On October 25, 2005, we entered into a factoring agreement with Prestige Capital Corporation. Pursuant to this agreement, we may sell up to $8 million of our eligible accounts receivable to Prestige. Prestige will pay us between 75% and 80% of the face value of the accounts receivable at the time of assignment, and the balance, less amounts due to Prestige, when Prestige collects the accounts receivable. Prestige's fee is based on a percentage of the face value of each account receivable and varies between 2%, if the receivable is collected within 15 days, to 5.75% if the receivable is collected within 75 days. The rate goes up by 1% every 15 days thereafter. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige. This agreement is secured by all of our accounts receivable, our inventory and our general intangibles. As of October 28, 2005, we had assigned $4.2 millions to Prestige. This agreement terminates on May 1, 2006, subject to certain renewal provisions or earlier termination by Prestige.

      Loans from the Seller Entities and Mr. Popeil

      In September 2004, RMP Family Trust, the stockholder of RPP and PII, Popeil, the primary beneficiary of the trust, and affiliated entities, loaned the Seller Entities $8,500,000, 28,750,000 and 1,900,000, respectively. These loans are evidenced by promissory notes, which bear interest at 10% per annum and are due on September 7, 2007. The proceeds from these loans were used to pay off the balance owed by the Seller Entities for license fees outstanding as of December 31, 2003. Interest expense related to these loans was approximately $2,929,000 and $247,000 for the nine months ended June 29, 2005 and September 30, 2004, respectively. This amount is included in accrued expenses at September 30, 2004. These loans were not assumed by the Company.

      We do not have any significant anticipated capital expenditures for the coming year. If capital needs should arise, we will fund them from cash from operations.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The only long term commitment that we have relates to the Sellers note. The Promissory notes will bear simple interest at a rate equal to 9.5% per annum. Interest will be calculated on the basis of a 360-day year of twelve 30-day months and charged for the actual number of days elapsed. We are required to repay the promissory notes in accordance with the terms of the asset purchase agreement. The principal payments due with respect to the notes in any period will be a determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period.

      Long-term debt consists of the following:

      Promissory notes to Seller Entities                      $13,158,180

      Less estimated current maturities                          2,876,000
                                                               -----------

                                                               $10,282,180
                                                               ===========

      The promissory notes to the Seller Entities is management's best estimate based on the estimated net value of the assets acquired, as defined. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes.

Effects of Inflation and Foreign Currency Fluctuations

      We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended June 30, 2005.

Risk Factors

      We believe that the following risk factors are applicable to our business and industry and to our equity securities. You should consider the following factors and other information included herein, relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline.

Risks Related to Our Business

We have a history of losses and we may be unable to achieve or maintain profitability.

      Ronald M. Popeil has been selling products under the Ronco brand name since the early 1960s. The Seller Entities have been operating since 1991 under various brands and entities. These entities have recorded operating losses at various periods in our operating history. We believe these losses were primarily caused by the combination of non-recurring expenses, license and product development arrangements and inter-company financing arrangements. It is our expectation that we can achieve positive operating profits under our current corporate structure and business plan, in part because we did not assume these burdensome obligations when we purchased the Ronco business. There can be no assurance, however, that we will achieve or maintain our profitability targets.

Due to changes that occured in our financing and licensing arrangements, and other changes that occured in connection with our acquisition of the Ronco business, the financial statements of the Seller Entities may not be a good indicator of our future performance.

      In connection with our acquisition of the Ronco business, we modified certain of Ronco's business arrangements and did not assume certain of its liabilities. For instance, we purchased the patents that Ronco licensed and terminated product development and license fees. We also did not assume approximately $39.2 million of related party loans to the Seller Entities. Although we will not have the expenses associated with these liabilities, we will incur the substantial costs associated with being a public company, pay income taxes (the Seller Entities did not pay taxes at the corporate level) and have to establish financing facilities since we will no longer be able to rely on Mr. Popeil to make loans to us, as needed. We cannot yet determine the amounts of these additional costs. As a result of these changes, our historical financial statement may not be a good indicator of our future performance.

We are subject to FCC regulation with respect to the telemarketing aspects of our business and industry, and our business could be harmed if these regulations limit the format and/or content of television direct marketing programs.

      Our television direct marketing programs are significantly impacted by government regulation of television advertising, particularly those regulations adopted by the Federal Communications Commission. These regulations impose restrictions on, among other things, the air time, content, and format of the direct response television program. If we are required to remove or alter the format or content of our television programs, our business could be harmed. Additional regulations may be imposed on television advertising in the future. Legislation regulating the content of television advertisements has been introduced and passed in Congress from time to time in the past. Additional regulations or changes in the current laws regulating and affecting television advertising may harm the results of our operations.

Our business model is dependent, in part, on our ability to purchase sufficient quantities of television media at attractive prices. If we fail to obtain attractive media prices for our direct response television programs, our profitability will decline and our business may be harmed.

      While we intend to invest in and develop other distribution channels, direct response television is currently our main channel of distribution. Our business model is dependent in part on our ability to purchase television media time at attractive prices in order to broadcast our direct response television programs. We have formed our own media department, Castle Advertising, solely for the purpose of making these media purchases. If we fail to purchase sufficient quantities of media to market our products, or media that will deliver our desired level of customer response, our ability to reach our targeted customer will be reduced and our sales and profits will decline. If we fail to obtain attractive prices for our media purchases and our media purchasing costs increase, our results of operations may be adversely affected and our operating profitability may decline. There can be no assurance that our media department will be able to acquire sufficient media at attractive prices.

Our direct response television revenues, in part, depend on our ability to successfully develop, produce and broadcast new and updated infomercials. If we fail to regularly renew our infomercial campaigns for our existing products, sales from such products will decline.

      Historically, direct response television sales of our products are highest during the first four hours immediately following the airing of a long form infomercial for that specific product.

      In addition, direct response television sales from a particular long form infomercial decline as the infomercial ages. Therefore, our revenues from direct response television sales depend, in part, on the continued periodic airing of our existing infomercials and the development, production and broadcast of new and updated infomercials. Under the terms of our consulting agreement with Ronald M. Popeil, Mr. Popeil is obligated to appear in three long form infomercials per year for our products. Mr. Popeil's consulting agreement has a term of three years beginning June 30, 2005. If we are unable to produce or broadcast new and updated infomercials, or broadcast existing infomercials, for our products in a timely manner, our revenues from direct television sales could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are based, to a certain extent, on the successful integration of certain supply chain and operating technologies. Our inability or our vendors' inability to integrate these technologies may negatively impact our customer order process, and the fulfillment and delivery of our products, which could harm our business and operating results.

      Some of our operating activities are outsourced to various vendors and service providers. These operating activities include taking customer orders, product manufacturing, product fulfillment and product delivery. We rely on certain hardware and software systems, provided by third-party vendors, to perform vital functions and processes with respect to our operations. Various supply chain and operating technologies have been used to implement these functions and processes. Our inability or our vendors' inability to properly operate and integrate these technologies may negatively impact our product supply chain and may harm our business and operating results.

Sales from our wholesale business distributors accounted for almost 20% of our net sales, in the aggregate, for 2005 and 2004, and the loss of business from any of our major wholesale distributor could reduce our sales and substantially harm our business.

      A core component of our strategy is to expand our retail distribution by entering into direct distribution agreements with key national retailers of household and home improvement products. In October 2005, we began shipping our Rotisserie ovens to Wal-Mark. We will also re-focus our existing wholesale distribution relationships to target selected smaller or regional retail chains. In the past, we have used M. Block & Sons and Englewood Marketing Group as our two major wholesale distributors to purchase our products and distribute our products through retail channels M. Block & Sons accounted for approximately 9.2% and 5.5%, and Englewood Marketing Group accounted for approximately 6.4% and 5.6%, of our net sales for the nine months ended June 29, 2005 and September 30, 2004, respectively. As a result, our wholesale revenues have been highly concentrated. We expect these distributors will remain important to our revenues as we plan to continue selling our products through retailers. Our wholesale revenues could decline if either one of these distributors experiences financial distress that interferes with its ability to purchase our products, or underperforms relative to our expectations. There can be no assurance that we will be able to increase the number of wholesale distributors and decrease the customer concentration within our wholesale revenues or get similar terms on wholesale agreements going forward.

We may be unable to expand our retail distribution by entering into direct distribution agreements with key national retailers on favorable terms, in which case we may be unable to generate sufficient revenues or adequate margins to offset the increase in our operating costs associated with this strategy.

      We plan to implement our strategy to distribute our products through large national retailers in order to leverage the strength of the Ronco brands created through our direct response television distribution channel. There can be no assurance that we will be able to negotiate attractive distribution agreements with key national retailers or otherwise achieve substantial retail distribution of our products. Furthermore, if we are successful in placing our products with key national retailers, there can be no assurance that our products will have satisfactory sell-through rates or that sales will offset any additional costs associated with this strategy.

We rely on the services of Ronald M. Popeil to develop new products and to define our marketing strategy and the overall strategic direction of our company, and the loss of his services would negatively affect our operations.

      Our future success depends in part on the continued service of Ronco's founder and chief inventor, Ronald M. Popeil. Mr. Popeil's name and identity are closely linked to the brand identity of Ronco Corporation. Additionally, Mr. Popeil has been essential to defining the Seller Entities' brand and marketing strategies, product developments and overall strategic direction. We have entered into an exclusive consulting agreement with Mr. Popeil for an initial term of three years, under which Mr. Popeil will continue to provide us with his expertise and services with respect to new products, marketing and other aspects of our operations. This agreement also contains a provision prohibiting Mr. Popeil from competing with us. We have also entered into several other agreements with Mr. Popeil to ensure his ongoing interest in the growth and financial prospects of Ronco. The loss of Mr. Popeil's services for any reason would have an adverse effect on our business.

      We rely on a limited number of offshore manufacturers, vendors and suppliers for the bulk of our product production capacity and the procurement of materials required to manufacture our products, and the loss of services and materials provided to us by any of these manufacturers, vendors or suppliers could result in product shortages.

      We outsource our manufacturing and procurement needs to a small number of offshore manufacturers, vendors and suppliers in multiple geographic regions, which provides us with low cost production capacity. Because a small number of manufacturers, vendors and suppliers are responsible for the production of our products and procurement of materials for us, any breakdown in the manufacturing or procurement process could result in shortages of products or materials, and revenues could decline due to the loss of one of these manufacturers, vendors or suppliers. An early termination by one of our manufacturers, vendors or suppliers would leave limited time to seek a replacement and as such, could harm our financial results, as it is unlikely that we would be able to rapidly replace that source.

      Furthermore, sourcing products abroad subjects our business to a variety of risks generally associated with doing business abroad, such as political instability, currency and exchange risks and local political issues. Our future performance will be subject to these factors, which are beyond our control.

Our prospects are dependent, to a certain extent, on our ability to successfully introduce new products on a timely basis. If we fail to continue to develop and successfully introduce new products, either directly or through third-party inventors, our revenues could decline.

      Companies engaged in the direct response television marketing and consumer products industries regularly develop and introduce new products to consumers in order to grow their revenues and to compensate for the normal life cycle of any product. We are continually developing new products as well as new applications of, or modifications to, existing products. In addition, as part of our product strategy, we intend to work with third-party inventors for the first time in our history, which may result in our purchasing or licensing the rights to certain products or product lines from such parties. There can be no assurance that these efforts will be successful, or that we will be able to maintain a level of uniqueness, customer value or product quality with potential third-party products that we have experienced with products developed internally by us. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that such new or enhanced products will adequately meet the requirements of current or prospective customers. Any failure by us successfully to design, develop, test and introduce such new products, or the failure of our recently introduced products to achieve market acceptance, could prevent us from maintaining our existing customer base, gaining new customers or expanding our markets and could have a material adverse effect on our business, financial condition and results of operations.


Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our business would be adversely affected.

      The prominence of our Ronco, Popeil, Showtime and other brands are a key component of our business. If our consumer brands or their associated merchandise lose their appeal to consumers, our business would be adversely affected. The value of our consumer brands could also be eroded by misjudgments in product development or selection, or by our failure to maintain a sufficient level of quality control. These events would likely reduce sales for our products. Moreover, we anticipate that we will expand our marketing and sales efforts through the development or acquisition of new products that will be sold under our brand names directly, through retail stores and online through the Ronco website. Misjudgments by us in the development or choice of new products could damage our existing or future brands. If any of these developments occur, our business would likely suffer and we may be required to write-down the carrying value of our goodwill.

Our ability to compete successfully will depend, in part, on our ability to protect our intellectual property rights. Litigation required to enforce these rights can be costly, and there is no assurance that courts will enforce our intellectual property rights.

      We rely on a combination of patents, trademarks, trade secrets, copyrights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our intellectual property, however, is difficult, especially in foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. In addition, there can be no assurance that the courts will enforce the contractual arrangements that we have entered into to protect our intellectual property rights. Our operating results could be harmed by the failure to protect such intellectual property.

If we fail to implement our product distribution strategy effectively, our revenue, gross margin and profitability could suffer.

      We plan to use a variety of different distribution methods to sell our products, including direct response sales, indirect sales through retail stores and sales through our internet website. Successfully managing the interaction of our direct and indirect channel efforts to reach all of the potential customer segments for our products is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products could adversely affect our revenue and gross margins and therefore profitability.

Our financial results could be materially adversely effected if conflicts arise among our various sales channels or if the financial condition of our distributors were to weaken.

      Our future operating results may be adversely affected by any conflicts that might arise among our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand adverse changes in business conditions, including economic weakness and industry consolidation. Revenue from indirect sales could suffer and we could experience disruptions in distribution if our distributors' financial conditions or operations weaken.

We plan to sell more of our products through distributors. Due to the typical large size of these orders, which fluctuate seasonally and may be changed or canceled on short notice, cost-effective management of our inventory may become more complex and costly. If we are unable to accurately forecast orders and cancellations, our profitability may suffer.

      We must manage inventory effectively, particularly with respect to sales to wholesalers, which involves forecasting demand and pricing issues. Although a comparatively small portion of our sales volume is supplied through wholesale distributors, our strategy calls for increasing such sales, and such distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Wholesalers may also adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult. If we have excess inventory, we may have to reduce our prices and write-down inventory. Moreover, our use of wholesale distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product returns for products sold through wholesale distribution channels.

Claims made against us based on product liability could have a material adverse effect on our business.

      Like any other distributor or manufacturer of consumer products, we are subject to product liability litigation. Whether frivolous or with merit, these claims divert management's time and resources from general operations. Consequently, our operations would be adversely affected. Additionally, there can be no assurance that the plaintiffs in these cases will not obtain large judgments against us, which may include substantial punitive damages that we would be forced to pay. As a result, we may suffer a material adverse impact to our earnings and financial health.

Our business may be adversely affected by certain customers seeking to directly source lower cost imported products.

      In some cases, our wholesale and retail customers may find substantially similar, unbranded products produced by a foreign manufacturer for significantly less than our prices. Consequently, these wholesale or retail customers may elect to purchase the cheaper, unbranded products to offer in their stores or to their customers, and we would suffer a material decrease in our sales and profitability.

If we do not execute our growth and profitability strategy successfully, our financial condition and results of operations will be adversely affected.

      Our growth will depend to a significant degree on our ability to increase revenues from our direct marketing and retail businesses, to maintain existing vendor and distribution relationships and develop new relationships, and to maintain and enhance the reach and brand recognition of our existing products and any new products that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control including: (i) the continuing effectiveness of our media and marketing strategies, (ii) the continued perception by consumers that we offer high quality products at attractive prices, (iii) our ability to develop and/or select new products that appeal to our customer base and to market such products effectively to our target audience, and (iv) our ability to attract, train and retain qualified employees and management. There can be no assurance that we will be able to implement our growth strategy successfully.


There can be no assurance that our Internet technology systems will be able to handle increased traffic or that we will be able to upgrade our system, if required, on a timely basis. If our online systems do not perform properly, we may lose online sales and our revenues may be adversely affected. Upgrades to our online operations will result in higher sales through an improved customer experience.

      An element of our growth strategy is to generate a higher volume of traffic on, and use of, our internet website: www.ronco.com. Accordingly, the satisfactory performance, reliability and availability of www.ronco.com, transaction processing systems and network infrastructure will be critical to our reputation and our ability to attract and retain online customers, as well as to maintain adequate customer service levels. Our online revenues will depend on the number of visitors who shop on www.ronco.com and the volume of orders we can handle. Unavailability of our website or reduced order fulfillment performance could reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on www.ronco.com or the number of orders placed by customers, we may be required to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of www.ronco.com or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. Any failure to manage the anticipated growth and expansion of our online sales could have a material adverse effect on our business.


We could face liability for breaches of security on the Internet, which could expose us to damages and harm our business.

      To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. These claims could result in substantial costs and a diversion of our management's attention and resources.


We rely on our management team for the success of our business and the loss of the services of any of these executives could negatively affect our operations.

      We rely on the contributions of Richard F. Allen, Sr., who is our President and Chief Executive Officer. In addition to his other executive duties, Mr. Allen is primarily responsible for the development of new distribution channels for our products. We have entered into an employment agreement with Mr. Allen for an initial period of four years beginning June 30, 2005. Our operations may be adversely affected should we lose the services of Mr. Allen for any reason.

      We are also dependent upon the contributions of Evan J. Warshawsky, our Chief Financial Officer, who has the primary executive responsibility for all of our financial operations. We have entered into an employment agreement with Mr. Warshawsky for an initial period of three years beginning June 30, 2005. Our operations may be adversely affected should we lose the services of Mr. Warshawsky for any reason.


Indemnification obligations to our directors and officers may require the use of a significant amount of our funds, which would reduce funds that otherwise would be available for business operations.

      Our Certificate of Incorporation and Bylaws provide for the indemnification of our officers and directors. If one of our officers or directors makes a valid claim for indemnification under these provisions the amount could be substantial and would be paid from our operating cash flow. As a result, such funds would reduce the amount of funds available for our operations.


As a result of our acquisition of the Ronco business, we have a substantial amount of goodwill on our balance sheet, which is subject to annual impairment anaylsis. If the value of the Ronco business we acquired declines in the future, the resulting charge would negatively impact our earnings.

      We accounted for our acquisition of the Ronco business using the purchase method of accounting. The total cost of this transaction is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. If we later determine that any of these estimates and assumptions is incorrect, and that the value of the Ronco business that we acquired is less than the amount then reflectd on our balance sheet, we will be required to reduce our income by the amount of such decline in value, which reduction is referred to as an impairment charge.

      We will test goodwill for impairment annually in accordance with generally accepted accounting principles. If we conclude that our goodwill is impaired, we will reduce it by the amount of the impairment charge. Such write-downs could dramatically impact our earnings and may result in lower trading prices for our common stock.

Terrorist attacks and other acts of wider armed conflict may have an adverse effect on the United States of America and world economies and may adversely affect our business.

      Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have an adverse effect on our business, results of operations or financial condition. There can be no assurance that there will not be further terrorist attacks against the United States of America or its businesses or interests. Attacks or armed conflicts that directly impact the internet or our physical facilities could significantly affect our business and thereby impair our ability to achieve our expected results. Further, the adverse effects that such violent acts and threats of future attacks could have on the United States of America and world economies could similarly have a material adverse effect on our business, results of operations and financial condition. Finally, further terrorist acts could cause the United States of America to enter into a wider armed conflict, which could disrupt our operations and result in a material adverse effect on our business, results of operations and overall financial condition.


Risks Related to being a Public Company

The requirements of complying with the Sarbanes-Oxley Act and evolving corporate governance and public disclosure regulations may strain our resources.

      We are a relatively new public company, and thus we only recently became subject to certain laws that are applicable only to public companies. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by creating intital disclosure and governance practices to comply with these laws and ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, as a result of these requirements, we need to form and maintain multiple board committees and adopt policies regarding internal controls and disclosure controls and procedures. These rules and regulations also make it more difficult and more expensive to obtain director and officer liability insurance. We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage that was available to the entities that operated the Ronco business before we acquired it. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our Board of Directors or as executive officers. Our efforts to evaluate and monitor developments with respect to these new rules also could result in additional costs in the future. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

      In addition, the financial statements of the Seller Entities do not reflect the additional costs of complying with the various corporate governance and public reporting requirements that now apply to our company. We will incur significant legal, accounting and other expenses that are not reflected in the results of operations of our business before June 30, 2005. We estimate that these costs will be approximately $1 million annually, but they could be higher. These additional costs and the uncertainties associated with evolving requirements could materially impact our margins and negatively impact our results of operations.

Our ownership continues to be closely held, and our common stock has limited liquidity. Consequently, stockholders may be unable to sell our common stock at a suitable price.

      Approximately 77% of the outstanding shares of our common stock are subject to lock-up agreements and other resale restrictions. Consequently, the public float for our common stock is very limited. As a result, should you wish to sell your common stock into the open market, you may encounter difficulty selling large blocks of your shares of common stock or obtaining a suitable price at which to sell your common stock.

We do not expect to pay cash dividends on our common stock.

      Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We presently do not expect to pay dividends on our common stock in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan. Because we do not plan to pay dividends on our common stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

We face risks associated with the use of debt to fund our operations, such as refinancing risk, and if we are unable to satisfy our debt service obligations and default, we could lose significant rights to our products and intellectual property assets, which would harm our business.

      We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay amounts under the promissory notes that we issued in connection with our purchase of the Ronco business. A default on these notes by us could cause us to lose significant intellectual property rights, which could have a material adverse effect on our business and results of operations.

Risks Related to Our Industry

We serve markets that are highly competitive and we may be unable to compete effectively against businesses that have greater resources than we do.

      The direct response industry includes numerous companies that market their products on television through infomercials. We compete with several other companies and products in the direct response industry, including GT Brands, Telebrands Corporation, Idea Village, Guthy-Renker, Tilia (a division of Jarden, Inc.), and Sylmark. Many of our competitors, including some of those identified above, have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than us. There can be no assurance that we will be able to successfully compete in our industry.

We are required to make substantial penalty payments to holders of our Series A Convertible Preferred Stock in the event a Registration Statement covering the Common Stock issuable upon conversion is not declared effective by the Securities and Exchange Commission on or before October 28, 2005 and such penalty payments could negatively affect our liquidity and cash flow.

      In connection with the private sale of our Series A Convertible Preferred Stock, we are required to pay a penalty equal to $500,000 (1% of the aggregate offering price of the preferred stock) per month in the event a registration statement covering the common stock issuable upon conversion of the preferred stock is not declared effective by the Securities and Exchange Commission on or before October 28, 2005. We filed our Registration Statement with the SEC on July 29, 2005. As of October 31, 2005, the Registration Statement had not been declared effective. Accordingly, unless we are able to negotiate a less onerous solution with the holders of the preferred stock, we expect to be required to make a penalty payment of $500,000 on November 5, 2005 and additional payments in each succeeding month or portion thereof in which the Registration Statement is not declared effective. Following the filing of this report, we plan to work diligently to cause the registration statement to be declared effective as soon as possible; however, we will have limited control over this process. The requirement to make these payments could have a material negative impact on our liquidity and cash flow.

Our business is affected by general economic conditions in the U.S. retail industry, such as consumer confidence and spending, and any downturn in the retail industry could result in a decrease in our earnings and harm our business.

      We are subject to broad economic factors that drive consumer spending and maintain the health of the retail industry in the United States. These factors include, but are not limited to, unemployment rates, consumer credit levels, consumer confidence, and household discretionary income. If any of these or other economic factors should erode, consumer spending would fall and the retail industry in the United States of America would suffer a downturn. Consequently, our earnings would be adversely impacted by lower sales.


The trend towards retail trade consolidation could cause our margins to decline and harm our business.

      As we pursue our retail distribution strategy, our sales will be contingent upon the favorable wholesale prices that we can obtain from retailers. If retailers merge or the retail industry consolidates, the larger, combined retailers will have significant pricing power because of the sheer size of their retail networks. As a result, we may not be able to obtain reasonable prices for our products. Consequently, our margins will decline and our results of operations would be reduced. There can be no assurance that we will be able to obtain reasonable wholesale prices for our products under a scenario where retailers merge and consolidate into larger entities.

Government Regulations Could Adversely Impact Our Operations.

      Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. Most of our electrical appliance products have such certifications. However, our products may not continue to meet such specifications. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our Company is exposed to market risks, which includes changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading, speculative or hedging purposes.


      The Seller Entities were party to an $8 million letter of credit agreement with a bank. Pursuant to this agreement, any amounts due to the bank based on draws upon letters of credit would bear interest at the rate of 4% per annum. This agreement was terminated on June 29, 2005 as part of our acquisition of the Ronco business and we did not assume any obligations under this agreement.

      On October 25, 2005, the Company entered into a factoring agreement with Prestige Capital Corporation. Pursuant to this agreement, we may sell up to $8 million of our eligible accounts receivable to Prestige. Prestige will pay us between 75% and 80% of the face value of the account receivable at the time of assignment, and the balance, less amounts due to Prestige, when Prestige collects the account receivable. Prestige's fee is based on a percentage of the face value of each account receivable and varies between 2%, if the receivable is collected within 15 days, to 5.75% if the receivable is collected within 75 days and goes up by 1% every 15 days thereafter. There is no maximum rate. In addition, Presitge may require us to repay the amount it has advanced us, in certain cases, if the receivable is not paid within 90 days. As of October 28, 2005, we had assigned $4.1 million in accounts receivable to Prestige. This agreement terminates on May 1, 2006, subject to certain renewal provisions or earlier termination by Prestige.

         We enter into a significant amount of purchase obligations outside of the United States, primarily in China, which are settled in U.S. Dollars. Therefore, we believe we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.


Item 8.  Financial Statements and Supplementary Data

         See pages F-1 through F-27 at the end of this document.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      On July 13, 2005, our Board of Directors appointed Mahoney Cohen & Company, CPA, P.C. as our independent registered public accounting firm for the period October 15 (date of inception) to June 30, 2005, and dismissed Stark Winter Schenkein & Co., LLP, which had audited the Registrant's financial statements for the year ended June 30, 2004.

      Our Board of Directors believes that the appointment of Mahoney Cohen & Company, CPA, P.C. to audit our consolidated financial statements for the above period and thereafter is in the best interests of our stockholders.

      Stark Winter Schenkein & Co., LLP's report on our financial statements for the year ended June 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Stark Winter Schenkein & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, involving our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that a control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Additionally, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. In connection with this evaluation and documentation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, our Chief Executive Officer and Chief Financial Officer recognized that improvements were necessary in the following areas:

         maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements, maintaining adequate segregation of duties in key functions,

         maintaining adequate controls over spreadsheets used in our financial reporting process,

         adequately documenting certain transactions and manual journal entries, and adhering to a comprehensive closing calendar.

         We have taken measures to improve the effectiveness of our internal controls and we believe these efforts are addressing the matters describe above. These efforts include segregation of duties in key functions, creating formal accounting controls, policies and procedures, hiring additional management and staff experienced in financial reporting, and documentation of our accounting and disclosure internal controls and procedures. We also performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with US Generally Accepted Accounting Principles.


         (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9(a) above that occurred during the year ended June 30, 2005 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B. Other Information

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

         The following table sets forth the name, age and position of each of our directors, executive officers and significant employees at October 31, 2005.

Name                                    Age  Position(s)
--------------------------------------  ---  -----------------------------------------------
Richard F. Allen, Sr.................    57  President, Chief Executive Officer and Director
Evan J. Warshawsky...................    46  Chief Financial Officer and Secretary
Harold D. Kahn.......................    59  Director
A. Emerson Martin, II................    55  Director
Gregg A. Mockenhaupt.................    35  Director

         Richard F. Allen, Sr. is our Chief Executive Officer, President and a member of our board of directors, positions he has held since February 2005. Mr. Allen is also currently the Chief Executive Officer and President of the Seller Entities, positions he also has held since February 2005. Between 2003 and 2005, Mr. Allen was a consultant to Ronco, assisting us with structuring financial components for our marketing and sales departments. From 2000 through 2003, Mr. Allen was the President and Chief Executive Officer of Design Textiles International, LLC, a distributor and manufacturer of textile products. Mr. Allen has more than 30 years of experience in international marketing, product development, sourcing, manufacturing, international and domestic retail sales, brand management, financing, exporting and importing. Mr. Allen has served in various executive positions with Milliken & Company (New York) and West Point Pepperell (New York). Mr. Allen was the President of American Marketing & Events, Inc. Mr. Allen graduated from the University of Arizona with a degree in economics and a Masters degree in International Management from the American Graduate School of International Management.

         Evan J. Warshawsky is our Chief Financial Officer and Secretary, positions he has held since February 2005. Mr. Warshawsky joined Ronco Inventions, LLC in 2002 as its Executive Vice President with responsibilities for operations and IT systems, and served as its President from May 2003 until February 2005. In his capacity as President of Ronco Inventions, LLC, Mr. Warshawsky was responsible for substantially all of the operations of the Seller Entities, including media, customer service, sourcing, fulfillment and marketing. Since February 2005, Mr. Warshawsky has had primary responsibility for the financial operations of the Seller Entities. From 2002, Mr. Warshawsky was employed by Skycastle Entertainment, Inc., NBC's in-house promotions company, as. Mr. Warshawsky graduated from the University of California at Los Angles with a Bachelor of Arts degree in Economics and is a certified public accountant.

         Harold D. Kahn is a member of our board of directors, a position he has held since June 2005. From March 2004 until present, Mr. Kahn has been an independent retail consultant. For nearly 30 years, Mr. Kahn served in a variety of capacities for R. H. Macy & Co., Inc. and its successor, Federated Department Stores, Inc. Most recently, he was the Chairman and Chief Executive Officer of Macy's East, a position he held from 1994 to 2004 and for which he had full operating responsibility for a $5 billion, 90 branch retail business. Prior to 1994, Mr. Kahn served in a succession of senior executive roles within Macy's / Federated, including: President of Montgomery Ward (1992 - 1994), Chairman and Chief Executive Officer of Macy's South & Bullock's (1989 - 1992), Chairman and Chief Executive Officer of Macy's California (1985 - 1989), and President of Macy's Atlanta (1981 - 1985). Mr. Kahn received a Bachelors degree in Business Administration from City College of New York and a Masters in Business Administration from the University of Maryland.

         A. Emerson Martin, II is a member of our board of directors, a position he has held since June 2005. Mr. Martin is a Managing Director at Sanders Morris Harris, a full-service investment bank, based in Houston, Texas, and has served in this capacity since 2004. Between 2002 and 2004, he was head of investment banking at Touchstone Group, a transnational financial services firm with operations in the U.S. and the Arabian Gulf. From 1997 to 2002, he was head of investment banking at Spencer Trask, a leading private equity firm. Prior to 1997, he was a Senior Managing Director at Donaldson, Lufkin, & Jenrette and First Albany, investment and merchant banks, where he was involved with various public and private financings and mergers and acquisitions work. Mr. Martin started his corporate finance career at Salomon Smith Barney, Inc., a global full-service financial company. Mr. Martin received a Bachelor of Arts degree from Union College and a Masters in Business Administration from Columbia University.

         Gregg A. Mockenhaupt is a member of our board of directors, a position he has held since June 2005. Mr. Mockenhaupt is a Managing Director at Sanders Morris Harris, a full-service investment bank, based in Houston, Texas, and has served in this capacity since April 2004. Between 1996 and 2004, Mr. Mockenhaupt served as a Managing Director at Crest Advisors, LLC, a boutique investment banking firm, and as a Managing Director at Crest Communications Holdings LLC, a private investment firm managing approximately $160 million in capital focused on the communications industries. Prior to 1996, Mr. Mockenhaupt was a member of Smith Barney, Inc.'s Advisory Group, where he was involved with a breadth of merger and acquisition transactions and financial restructurings. Mr. Mockenhaupt has served on the board of directors for several private and public companies and is currently a director of TeraBurst Networks, Inc., d/b/a QualCore Logic. Mr. Mockenhaupt graduated from the University of Pennsylvania's Wharton School with a B.S. in Economics with concentrations in finance and political science.

         No director, executive officer, promoter or control person of the Company has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and where judgment has not been reversed, suspended or vacated.

         There are no family relationships among any directors and executive officers of the Company. Karen Allen, our Vice President of Product Development, is the wife of Mr. Allen, our Chief Executive Officer. Mrs. Allen receives an annual salary or $175,000.

Board of Directors and Committees

         Our Board of Directors currently consists of four members. We plan to form audit, nominating and corporate governance and compensation committees that will meet the criteria for independence under, and other applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and the rules and regulations adopted by the SEC. We plan to appoint to these committees individuals who are determined by our Board of Directors to be "independent" within the meaning of these laws and requirements. We intend to comply with future committee requirements as they become applicable to us. Our Board of Directors has adopted charters for these three committees. We are currently redesigning our website and intend to make the text of these charters available on our website at www.ronco.com. Pending election of additional independent directors, the Board has designated two non employee directors and one independent director to be members of the Audit Committee and Compensation Committee and the entire Board acts as the Nominating Committee.

Audit Committee

         The audit committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing the adequacy of our company's accounting practices and systems of internal accounting controls. The audit committee oversees the audit efforts of our independent accountants and review their independence.

         Our Board of Directors is currently acting as our audit committee. Our Board of Directors has determined that we do not have a person qualifying as an audit committee financial expert serving on our Board of Directors. Before June 30, 2005, our business was operated by companies that were not subject to the public reporting requirements and these companies were not historically required to include on their board or management any person meeting the qualifications of an audit committee financial expert. We plan to change the composition of our Board of Directors to include at least one person qualifying as an audit committee financial expert.

Compensation Committee

         The Compensation Committee is responsible for recommending to the Board of Directors the compensation for our executives. The compensation committee determines our general compensation policies and the compensation provided to our director and executive officers. The compensation committee reviews and recommends bonuses for our officers and certain other employees. In addition, the compensation committee will review and determine equity-based compensation for our directors, officers, employees and consultants and administer our stock option plans, employee stock purchase plans and other benefit plans.

Nominating and Corporate Governance Committee

         The entire Board consisting of three non employee directors and one independent director acting as the Nominating and Governance Committee will be responsible for assisting our Board of Directors in its selection of individuals as nominees for election to the Board of Directors at annual meetings of our stockholders and for filling any vacancies or newly created directorships on the Board of Directors. The nominating and corporate governance committee will make recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee will oversee our corporate governance guidelines and report and make recommendations to the board concerning corporate governance matters.

Election of Directors and Officers

         Holders of our common stock and Series A Convertible Preferred Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of Directors is not permitted by our Certificate of Incorporation. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders and until the director's successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by the Board of Directors or by the stockholders at the next annual stockholders' meeting or at a special meeting of the stockholders called for that purpose.

Code of Business Conduct and Ethics

         In August 2005, our board of directors adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer, and a Code of Business Conduct and Ethics applicable to all of our employees, officers and directors. Our Code of Ethics and Code of Business Conduct and Ethics are currently not available on our website. We recently completed the acquisition transactions described elsewhere in this report and became subject to the reporting and other requirements under the Securities Exchange Act of 1934. We are redesigning and reconfiguring our website at www.ronco.com to include links to the text of our

Code of Ethics and Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of our Code of Ethics and our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K with the SEC or posting this information on our website within five days business days following the date of amendment or waiver. Upon request, we will provide to any person, without charge, a copy of our Code of Ethics and Code of Business Conduct and Ethics.

Corporate Governance Guidelines

         In August 2005, we also adopted Corporate Governance Guidelines, which provide the framework for our governance. Our Corporate Governance Guidelines provide a lead director on the board of directors; require non-employee directors to meet independently from the other members of the board, and set qualification standards for prospective members of the board of directors. These guidelines require our Board of Directors to annually evaluate its effectiveness and the effectiveness of management, define director independence and establish a minimum number of meetings per year for the board of directors and its committees. The text of our Corporate Governance Guidelines is currently not available on our website. As described above, we are redesigning and reconfiguring our website and intend to make our Corporate Governance Guidelines available on our website. Upon request, we will provide to any person, without charge, a copy of our Corporate Governance Guidelines.

Indemnification Agreements

         In August 2005, we entered into an indemnification agreement with each of our directors and executive officers. Each indemnification agreement provides that we will indemnify such person against certain liabilities (including settlements) and expenses actually and reasonably incurred by him or her in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of our company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of our company, provided that such director or executive officer acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of our company, a director or executive officer will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of our company.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

      Based solely on our review of the copies of such forms and oral or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the nine months ended June 29, 2005.


Item 11. Executive Compensation

      The following table sets forth compensation for services rendered in all capacities to us for the nine months ended June 29, 2005 and September 30, 2004 and for the fiscal year ended December 31, 2003, for our Chief Executive Officer and our Chief Financial Officer. None of our other executive officers received to date annual compensation in excess of $100,000.


                                                             SUMMARY COMPENSATION TABLE
                                                             --------------------------

                                                                                                                 Long Term
     Name and                                                   Annual Compensation(1)                          Compensation
     Principal Position                                                                                            Awards
     ----------------------------             -----------------------------------------------------------    -------------------
                                  Year            Salary($)(2)         Bonus($)           Other Annual        Restricted Stock
                                                                                          Compensation           Awards ($)
                                                                                             ($)(3)
     ---------------------------- --------    -----------------    ------------------    ----------------    -------------------
     Richard F. Allen, Sr.                                                                     --
     President, Chief Executive
     Officer and Director         2005              $108,933(4)       $315,000(5)                               3,009,177(6)
                                  2004                       --           --                   --                    --
                                  2003                       --           --                   --                    --

     Evan Warshawsky, Chief       2005              $112,500(7)       $150,000(10)             --                601,837(11)
     Financial Officer and        2004              $112,500(8)           --                   --                    --
     Secretary                    2003              $123,333(9)                                --                    --

(1) In accordance with the rules of the SEC, the Annual Compensation described in this table does not include medical or group life insurance or other benefits received by the named executive officers that are available generally to all of our salaried employees.

(2)   Includes medical insurance reimbursements.
(3) Perquisites, including car allowances, and other personal benefits received by the named executive officers, in the aggregate, do not exceed the lesser of $50,000 or 10% of any such named executive officer's total annual compensation.
(4) Reflects amounts received by Mr. Allen as Chief Executive Officer of Ronco Inventions, LLC for the nine months ended June 29, 2005.
(5) Reflects bonus paid to Mr. Allen upon completion of the acquisition transactions that closed in June 2005.
(6) Reflects value of 480,188 shares of our common stock issued, and 320,125 shares of our common stock to be issued, to Mr. Allen pursuant to the terms of his employment agreement and restricted stock purchase agreement with us. Half of the 320,125 shares will be issued to Mr. Allen on each of the first two anniversaries of June 30, 2005. Mr. Allen purchased the 480,188 shares from us at $0.01 per share on June 30, 2005 and will be entitled to purchase the remaining 320,125 shares at the same price. The fair market value of the stock is based on the price of the Series A Preferred stock sold to investors on the same day, which was sold at $3.77 per share. These shares are subject to repurchase by us, at our option, at $0.01 per share, exercisable upon the termination of Mr. Allen's employment voluntarily or for "cause," or if certain performance targets are not satisfied.
(7) Reflects amount paid to Mr. Warshawsky as an executive of Ronco Inventions, LLC for the nine months ended June 29, 2005.
(8) Reflects amounts paid to Mr. Warshawsky as President of Ronco Inventions, LLC for the nine months ended September 30, 2004.
(9) Reflects amounts paid to Mr. Warshawsky as President of Ronco Inventions, LLC for the year ended December 31, 2003.
(10) Reflects bonus paid to Mr. Warshawsky upon completion of the acquisition transactions that closed in June 2005.
(11) Reflects value of 160,063 shares of our common stock issued to Mr. Warshawsky under his employment agreement and restricted stock purchase agreement with us. Mr. Warshawsky purchased these shares for $0.01 per shares on June 30, 2005. The fair market value of the stock is based on the price of the Series A Preferred stock sold to investors on the same day, which was sold at $3.77 per share. The Company has an option to repurchase 50% of these shares (80,032) at $0.01 per share exercisable upon the termination of Mr. Warshawsky's employment voluntarily or for "cause." The repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries of June 30, 2005.

Compensation of Directors and in Addition, the Company will Pay for Resonable

      Each member of our Board of Directors who is not our employee will receive an annual retainer of $25,000 and $1,500 for each meeting of our Board of Directors attended. In addition, the Company will pay for reasonable travel expenses. Under our 2005 Stock Incentive Plan, as defined below, non-employee directors may be granted options to purchase shares of our common stock. Options granted to directors will be exercisable at exercise prices per share equal to the fair market value of our common stock on the date of grant. Each such option will have a ten year term and will vest with respect to one-third of the common stock subject thereto on the date of the next three annual meetings of shareholders. In addition, each such option will become fully vested upon a "change in control" (as defined in the plan) of us or such director's death. In the event a non-employee director ceases to be a director for any reason (other than death), such director may exercise his or her then vested options for a period of six months after such departure. In the event of death, his options shall remain exercisable for a period of twelve months. Messrs. Martin and Mockenhaupt have each waived the right to the $25,000 annual retainer and the annual grant of stock options.

      Our employee director does not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors do not receive any compensation from us other than the retainer, attendance fees and stock option grants described above.

Employment Agreement with Richard F. Allen, Sr.

      We entered into an employment agreement with Richard F. Allen, Sr., commencing on June 30, 2005, which has an initial term of four (4) years. Mr. Allen serves as our President and Chief Executive Officer and is a member of our board of directors. Mr. Allen receives a base salary of $250,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. The amount of Mr. Allen's bonus will be determined by the board of directors, or our compensation committee once formed, and will be based on the achievement of certain financial milestones as determined by the board of directors or compensation committee.

      On June 30, 2005, the commencement date of Mr. Allen's employment agreement, we paid Mr. Allen a one-time cash bonus of $315,000 in consideration of his role in the consummation of the transactions that resulted in the acquisition of the assets and business from the Seller Entities and Mr. Popeil. Mr. Allen also received the right to purchase 800,313 restricted shares of our common stock pursuant to a Restricted Stock Purchase Agreement at a price of $0.01 per share. Mr. Allen received 60% of these shares (480,188) on June 30, 2005, and will be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries of June 30, 2005. These shares are subject to repurchase by us, at our option, at $0.01 per share, exercisable upon the termination of Mr. Allen's employment voluntarily or for "cause," or if certain performance targets are not satisfied. In addition, our option to repurchase these shares will immediately lapse if Mr. Allen's employment is terminated without "cause."

      Mr. Allen's employment agreement would be terminated under its terms upon the death or disability of Mr. Allen. If we terminate his employment agreement for "Cause" (as defined in the agreement) or if Mr. Allen terminates his employment voluntarily for any reason before the end of the term, Mr. Allen will be entitled to receive his base salary through the date his employment terminates in addition to his pro rata bonus. If Mr. Allen's employment is terminated by us without "cause," then he will be entitled to receive: (i) base salary through the termination date; (ii) a single sum payment of $1,000,000; and (iii) reimbursement for the cost of up to the first 12 months of continuing group health plan coverage that Mr. Allen and his covered dependents would be entitled to receive under federal law.

Employment Agreement with Evan J. Warshawsky

      Effective June 30, 2005, we entered into an employment agreement with Evan Warshawsky, which has an initial term of three years. Pursuant to the agreement, Mr. Warshawsky will serve as our Chief Financial Officer. Mr. Warshawsky will receive a base salary of $200,000 per year and will be entitled to a discretionary bonus of up to $300,000. The amount of Mr. Warshawsky's bonus will be determined by the board of directors, or compensation committee, based on the achievement of certain financial milestones as determined by the board of directors or compensation committee.

      On the June 30, 2005, the commencement date of Mr. Warshawsky's employment agreement, we paid Mr. Warshawsky a one-time cash bonus of $150,000 in consideration of his role in the transactions that resulted in the acquisition of the assets and business acquired from the Seller Entities and Mr. Popeil. In addition, Mr. Warshawsky also received the right to purchase 160,063 restricted shares of our common stock pursuant to a restricted stock purchase agreement, at a price of $0.01 per share. We have an option to repurchase 50% of these shares (80,032) at $0.01 per share exercisable if Mr. Warshawsky's employment is terminated voluntarily or for "cause." Our repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries of June 30, 2005. In addition, our option to repurchase these shares will immediately lapse if Mr. Warshawsky's employment is terminated without "cause." On June 30, 2005, Mr. Warshawsky exercised his right to purchase these shares and we issued such shares of our common stock to Mr. Warshawsky as of that date.

      Mr. Warshawsky's employment agreement would be terminated under the terms of that agreement upon the death or disability of Mr. Warshawsky. If we terminate his employment agreement for "cause" (as defined in the agreement) or if Mr. Warshawsky terminates his employment voluntarily for any reason before the end of the term, Mr. Warshawsky will be entitled to receive his base salary through the date his employment terminates in addition to his pro rata bonus. If Mr. Warshawsky's employment is terminated by us without "cause" then he will be entitled to receive: (i) base salary through the termination date; (ii) the greater of three times his current base salary or his total compensation in the previous twelve months (salary plus bonus); and (iii) reimbursement for the cost of up to the first 12 months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents would be entitled to receive under federal law.

2005 Stock Incentive Plan

      We have adopted a stock option plan (the "2005 Stock Incentive Plan"). The purpose of the 2005 Stock Incentive Plan is to attract, motivate, reward and retain our management personnel, employees, our directors and other third parties through the use of equity-based awards. The 2005 Stock Incentive Plan provides for awards of options to purchase shares of our common stock, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards related to our common stock. The 2005 Stock Incentive Plan relates to 79,561 share equivalents.

Compensation Committee Interlocks and Insider Participation

      None of our executive officers serves as a member of the board of directors or the compensation committee of any other company that has one or more executive officers serving as a member of our board of directors. None of our employees or current or former officers will be appointed to the compensation committee we plan to form.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Set forth below is information as of October 15, 2005, as to each class of our equity securities, beneficially owned by all of our directors and each of our executive, directors and executive officers as a group, and each beneficial owner of more than 5% of any class of our voting securities.

                                                                                                        Percent of
                            Name and Address of                           Number of Shares              Voting Stock
Title of Class              Beneficial Owner                              Beneficially Owned (1)        outstanding (2)
--------------------------- --------------------------------------------  ----------------------        ---------------
Common stock and Series A   Richard F. Allen, Sr. (3) ..................       506,713 (4)                  3.3%
Convertible Preferred
Stock

Common stock and Series A   Evan J. Warshawsky (3)......................       186,588 (5)                  1.2%
Convertible Preferred
Stock


Common stock and Series A   All directors and executive  officers as a
Convertible Preferred       group (5 persons) ..........................       693,301 (6)                  4.5%
Stock

                           5% or greater holders:
Series A                   GLG Partners American Opp Fund................    1,000,000 (7)                 6.5%
Convertible Preferred      PO Box 9080t
Stock                      Georgetown, Grand Cayman
                           Cayman Islands
                           Attn: Noam Gottesman

Series A                   Heartland Group Inc solely on behalf              1,500,000 (8)                 9.8%
Convertible Preferred          of the Heartland Value Fund...............
Stock                      789 North Water Street
                           Suite 500
                           Milwaukee, WI 53202
                           Attn: Paul Beste

Series A                   Janus Investments Fund........................    1,591,512 (9)                10.4%
Convertible Preferred      151 Detroit Avenue
Stock                      Denver, CO 80206
                           Attn: William Bales

Series A                   LBI Group Inc.................................     795,756 (10)                 5.2%
Convertible Preferred      Lehman Brothers
Stock                      399 Park Avenue
                           New York, NY 10022
                           Attn: Jeffrey Ferrell

Series A                   Sanders Opportunity Fund (Institutional), L.P.   1,450,245 (11)                 6.8%
Convertible Preferred      Sanders Morris Harris Inc.
Stock                      320 Park Avenue
                           New York, NY 10022

------------------------------------

(1) Shares of our common stock subject to warrants or options that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned for the purposes of computing the percentage of ownership set forth in the above table, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.

(2) Because the common stock and the Series A Convertible Preferred Stock each has one vote per share on all matters and the Series A Convertible Preferred Stock is currently convertible into shares of common stock on a one for one basis, the percentage ownership is presented on the basis of the percentage of the sum of the number of shares of common stock and the number of shares of Series A Convertible Preferred Stock outstanding. Percentages are based on a total of 15,354,205 shares of common stock either outstanding on October 15, 2005, or underlying the shares of Series A Convertible Preferred Stock outstanding on that date.

(3) The address for Messrs. Allen and Warshawsky is 21344 Superior Street, Chatsworth, California 91311.

(4) Consists of 480,188 shares of our common stock and 26,525 shares of our Series A Convertible Preferred Stock.

(5) Consists of 160,063 shares of our common stock and 26,525 shares of our Series A Convertible Preferred Stock.

(6) Consists of shares owned by Messrs. Allen and Warshawsky. No other directors or executive directors beneficially own any shares of our capital stock.

(7) Noam Gottesman exercises voting and/or investment powers for these shares. Although Mr. Gottesman may be deemed to be the beneficial owner, Mr. Gottesman disclaims beneficial ownership of the shares owned by the above entities.

(8) Paul Beste exercises voting and/or investment powers for these shares. Although Mr. Beste may be deemed to be the beneficial owner, Mr. Beste disclaims beneficial ownership of the shares owned by the above entities.

(9) William Bales exercises voting and/or investment powers for these shares. Although Mr. Bales may be deemed to be the beneficial owner, Mr. Bales disclaims beneficial ownership of the shares owned by the above entities.

(10) Jeffrey Ferrell exercises voting and/or investment powers for these shares. Although Mr. Ferrell may be deemed to be the beneficial owner, Mr. Ferrell disclaims beneficial ownership of the shares owned by the above entities.

(11) Consists of shares of our Series A Convertible Preferred Stock purchased in the private placement. Brad Sanders exercises voting and/or investment powers for these shares. Although Brad Sanders may be deemed to be the beneficial owner, Brad Sanders disclaims beneficial ownership of the shares owned by the above entities.

Equity Compensation Plan Information for Fiscal 2005

      The following table summarizes as of June 30, 2005 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.


                                                                     Weighted- average              Number of shares
                                           Number of shares            exercise price           remaining available for
                                           to be issued upon           of outstanding         future issuance under equity
                                              exercise of            options, warrants       compensation plans (excluding
                                              outstanding                and rights          shares reflected in the first
                                           options, warrants                                            column)
           Plan Category                      and rights
------------------------------------    ------------------------    ---------------------    -------------------------------
Equity compensation plans approved
   by security
   holders                                      320,125(1)                $0.01                              --
Equity compensation plans not
   approved by security
   holders                                                                                              79,561(2)
                                        ------------------------    ---------------------    -------------------------------
Total                                           320,125                   $0.01                         79,561
                                        ========================    =====================    ===============================

(1) These shares were awarded to Mr. Allen pursuant to his employment agreement with us and a restricted stock purchase agreement. Mr. Allen will be entitled to purchase 50% of these shares for $0.01 per share on each of the first two anniversaries of June 30, 2005. These shares are subject to repurchase by us, at our option, at $0.01 per share, exercisable upon the termination of Mr. Allen's employment voluntarily or for "cause," or if certain performance targets are not satisfied.

(2) Consists of 79,561 shares that may be issued under our 2005 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Origins of the Ronco Asset Purchase

      In October 2003, Richard Allen contacted Ron Popeil to explore the possibility of effecting the purchase of the business of Ronco Inventions, LLC and other entities affiliated with Mr. Popeil. Mr. Allen enlisted the assistance of UCC Capital Corporation, an advisory firm based in New York, and certain of its principals (collectively, the "Promoters") to provide advice on the specific structure of the proposed asset purchase of Ronco.

      RMC was formed in October 2004 for the purpose of acquiring the assets comprising the business of these entities and Mr. Popeil. Shares of the common stock of RMC were issued to a group of entities owned, controlled and/or affiliated with the Promoters consisting of Copper Beech Equity Partners LLC, Coll International LLC, and Content Holding LLC (collectively and inclusive of their affiliates, the "Venture Group"). On December 10, 2004, RMC entered into an Asset Purchase Agreement with the Seller Entities and Mr. Popeil (the "Asset Purchase Agreement"). The Venture Group collectively held 533,334 shares of common stock (equaling approximately 3.5% of the sum of the issued and outstanding common stock and Series A Convertible Preferred Stock). In addition, in connection with the structuring, negotiation and financing of the purchase of these assets, we paid cash fees consisting of (i) a base fee of $1,800,000 and
(ii) an incremental fee equal to five percent (5%) of any cash and cash equivalents of Ronco Corporation in excess of $6 million at the closing, which fees were allocated among the members of the Venture Group and the Promoters as mutually agreed. We also reimbursed the Venture Group for certain expenses aggregating $700,000 that the Venture Group incurred in connection with the purchase of these assets.

      Prior to the execution of the Asset Purchase Agreement, RMC secured its initial working capital from a group of private accredited investors consisting of Frank Milewski, Paul Wallace and the Terra Nova Group (collectively, the "Ronco Private Group") through the sale of restricted shares and approximately $392,000 in promissory notes of RMC. Upon the closing, the promissory notes held by the Ronco Private Group were redeemed at face value. In addition, the Ronco Private Group collectively owns 266,668 shares of common stock (equaling 1.7% of the sum of the issued and outstanding common stock and Series A Convertible Preferred Stock).

      The shares held by the Venture Group and the Ronco Private Group are restricted shares, as defined by the Securities Act. The shares held by Copper Beech, Content Holding and the Ronco Private Group are being registered pursuant to the terms of the Registration Rights Agreement. The shares of common stock held by Copper Beech and Content Holding are held under the terms of a 12-month lock-up agreement, which permits re-hypothecation and private sales of such shares of common stock, but prohibits the sale of common stock by each member of the Venture Group through the public market. The Placement Agent may waive such lockup agreement in its discretion.

      We have agreed to indemnify and hold harmless and generally release Content Holding LLC, Copper Beech Equity Partners LLC, Copperfield Equity Partners LLC (an affiliate of Copper Beech Equity Partners LLC), Coll International LLC, their managers, directors and officers from and against any loss, claim, damage, liability or expense arising out of or in connection with the purchase of assets from the Seller Entities and Mr. Popeil, including, without limitation, attorneys fees, disbursements and any other costs and expenses in connection therewith, except to the extent such loss, claim, damage, liability or expense related to or resulted from the fraud, gross negligence, bad faith or willful misconduct of such party.

      The Venture Group and the Ronco Private Group have discussed with the Placement Agent the possibility of engaging in private re-sales of some or all of the 800,002 shares of Company Common Stock that those entities and persons received as a group in connection with these various transactions. Such re-sales would be permitted under the terms of the lock-up agreements between the Company and the members of the Venture Group and would have to be done in compliance with an exemption from the registration requirements of the federal securities laws and any applicable state securities laws. The proceeds from any such private re-sales would go to the members of the Venture Group or the Ronco Private Group and would not go to the Company.

Preferred Stock Financing

      As described elsewhere in this report, on June 30, 2005, we issued and sold to our principal stockholders (including each beneficial owner of more than 5% of our voting securities) and to Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our Chief Executive Officer and Chief Financial Officer, respectively, shares of our Series A Convertible Preferred

Stock to finance the cash portion of the purchase price of the assets that were acquired under the Asset Purchase Agreement with Mr. Ronald M. Popeil and the Seller Entities. These shares are convertible into 13,262,600 shares of our common stock. We offered and sold these shares of Series A Convertible Preferred Stock in a private transaction that closed contemporaneously with the closing of the acquisition of the assets under the Asset Purchase Agreement. These shares were sold at a price of $3.77.

      Under the terms of a Registration Rights Agreement with the purchasers of the Series A Convertible Preferred Stock, the purchasers are entitled to certain rights with respect to the registration of their shares under the Securities Act.

Item 14. Certain Principal Accountant Fees and Services

 Audit and Non-Audit Fees

      The following is a summary of the fees billed to us by Mahoney Cohen & Company., CPA, P.C., our independent registered public accounting firm, for professional services rendered for the period ended June 30, 2005:


                                        Period Ended
Fee Category                            June 30, 2005
-----------------------------    ----------------------------
Audit Fees(1)                               $  216,000
                                 ----------------------------
Total Fees                                  $  216,000
                                 ----------------------------

------------------
(1) Consists of fees associated with the annual audit of our financial statements.

On July 13, 2005, Our Board of Directors appointed Mahoney Cohen & Company, CPA, P.C. as our independent auditors for the period from October 15, 2004 (date of inception) to June 30, 2005. We did not procure any other services from Mahoney Cohen & Company, CPA, P.C. in fiscal 2005 or 2004.

      The board of directors pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the board of directors prior to the completion of the audit. The board of directors may form and delegate authority to committees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such committee to grant pre-approvals shall be presented to the full board of directors at its next scheduled meeting.

      During fiscal 2005, the board of directors pre-approved all audit services and permitted non-audit services performed by our independent registered public accounting firm and did not rely upon the de minimus exceptions described in
Section 10A(i)(1)(B) of the Exchange Act.

      The board of directors has considered and determined that Mahoney Cohen & Company, CPA, P.C.'s provision of these services is compatible with maintaining its independence.

Item 15. Exhibits, Financial Statement Schedules

      (a) Financial Statements.

      (b) Financial Statement Schedules.

      (c) Exhibits.

          See Exhibit Index.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 3, 2005            RONCO CORPORATION


                                     By:   /s/ Evan J. Warshawsky
                                         ---------------------------------------
                                           Evan J. Warshawsky,
                                           Chief Financial Officer and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                                   Title                         Date
         ---------                                   -----                         ----
    /s/ Richard F. Allen, Sr.               Chief Executive Officer,            November 3, 2005
------------------------------------        President and Director
    Richard F. Allen, Sr.                   (Principal Executive Officer)


    /s/ Evan J. Warshawsky                  Chief Financial Officer             November 3, 2005
---------------------------                 and Secretary (Principal
    Evan J. Warshawsky                      Accounting Officer and
                                            Principal Financial Officer)


    /s/ Harold D. Kahn                              Director                    November 3, 2005
------------------------------------
    Harold D. Kahn

    /s/ A. Emerson Martin, II                       Director                    November 3, 2005
------------------------------------
    A. Emerson Martin, II

    /s/ Gregg A. Mockenhaupt                        Director                    November 3, 2005
------------------------------------
    Gregg A. Mockenhaupt


                                  EXHIBIT INDEX

Exhibit No.                                                  Description
----------------  --------------------------------------------------------------------------------------------------
       2.1       Agreement and Plan of Merger dated May 20, 2005, among Fi-Tek VII, Inc., now known as Ronco
                 Corporation; the "FTK Insiders"; Ronco Acquisition Corporation; and Ronco Marketing Corporation.(4)

       2.2       Asset Purchase Agreement dated December 10, 2004, as amended, among Ronco Marketing Corporation and Ronco Inventions, LLC; Popeil Inventions, Inc.; RP Productions, Inc.; RMP Family Trust and
                 Ronald M. Popeil.(4)

     3.1(i)      Articles of Incorporation of Fi-Tek VII, Inc., now known as Ronco Corporation, as amended.(4)

     3.1(ii)     Bylaws of Fi-Tek VII, Inc., now known as Ronco Corporation. (4)

       4.1       Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred
                 Stock of Ronco Corporation. (4)

       4.2       Ronco Corporation 2005 Stock Incentive Plan. (4)*

      10.1       Consulting Agreement between Charles E. Campbell & Associates, Inc., Ronco Acquisition Corporation
                 and Ronco Marketing Corporation dated April 10, 2005. (2)

      10.2       Lock-Up Agreement for Copper Beech Equity Partners dated June 28, 2005. (4)

      10.3       Lock-Up Agreement for Content Holding LLC. (4)

      10.4       Assignment and Assumption Agreement dated June 30, 2005, between Ronco Marketing
                 Corporation and Ronald M. Popeil. (4)

      10.5       Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Popeil Inventions, Inc. (4)

      10.6       Consulting and Advisory Services Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald
                 M. Popeil. (4)

      10.7       Trademark Co-Existence Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

      10.8       New Product Development Agreement by and among Ronald M. Popeil, Alan L. Backus and Ronco
                 Marketing Corporation. (4)

      10.9       Placement Agent Agreement dated May 26, 2005, between Ronco Marketing Corporation and
                 Sanders Morris Harris. (4)


Exhibit No.                                                  Description
----------------  --------------------------------------------------------------------------------------------------
      10.10      Advisory Agreement dated May 20, 2005, between Ronco Marketing Corporation and Copper
                 Beech LLC, Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC. (4)

      10.11      Warrant between Ronco Corporation and Sanders Morris Harris Inc. (4)

      10.12      Form of Registration Rights Agreement between Ronco Corporation, the parties set forth on the signature page and Exhibit A thereto and other stockholders of the Company. (1)

      10.13      Employment Agreement between Ronco Corporation and Richard F. Allen, Sr. (4)

      10.14      Employment Agreement between Ronco Corporation and Evan J. Warshawsky. (4)

      10.15      Restricted Stock Purchase Agreement between Ronco Corporation and Richard F. Allen, Sr. (4)*

      10.16      Restricted Stock Purchase Agreement between Ronco Corporation and Evan Warshawsky. (4)*

      10.17      Restricted Stock Purchase Agreement between Ronco Corporation and Gilbert Azafrani (4)*

      10.18      Assignment and Assumption Agreement between Ronco Inc. and Ronco Marketing Corporation dated June
                 28, 2005 (4)

      10.19      Transition Service Agreement dated June 30, 2005 among Ronco Inventions LLC, Popeil Inventions
                 Inc., RP Productions, Inc. and Ronco Marketing Corporation (4)

      10.20      Purchase and Sale Agreement by and between Prestige Capital Corporation and Ronco Corporation dated as of October 25, 2005 (3)

      14.1       Code of Ethics (4)

      21.1       Subsidiaries of Ronco Corporation (4)

      31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (4)

      31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (4)

      32.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (4)


Exhibit No.                                                  Description
----------------  --------------------------------------------------------------------------------------------------
      32.2       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (4)


------------------------------------

(1) Incorporated by reference from Exhibits 10.9 and 10.10 to Form 8-K filed July 1, 2005.

(2) Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-127056 filed July 29, 2005.

(3) Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 31, 2005.

(4)   Filed herewith.

      *     Management Compensation Plan or Arrangements

Table of Contents


                        RONCO CORPORATION AND SUBSIDIARY

             INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm,
           Mahoney Cohen & Company, CPA, P.C.                                                       F-2 - F-3

        Independent Auditors' Report, VELAH Group LLP                                                  F-4

        Report of Independent Registered Public Accouting Firm, Weinberg & Company                     F-5

        Consolidated and Combined Balance Sheets at June 30, 2005 (Successor)
           and September 30, 2004 (Predecessor)                                                        F-6
        Consolidated and Combined Statements of Operations for the period from October 15, 2004 (Date of Inception) to June 30, 2005
           (Successor), for the nine months ended June 29, 2005 and September
           30, 2004, and for the years ended December 31, 2003 and 2002 (Predecessor)                  F-7

        Consolidated and Combined Statements of Stockholders' and Members'
             Equity (Deficiency) for the period from October 15, 2004 (Date of
           Inception) to June 30, 2005 (Successor), for the nine months ended
           June 29, 2005 and September 30, 2004, and for the years ended
           December 31, 2003 and 2002 (Predecessor)                                                    F-8

        Consolidated and Combined Statements of Cash Flows for the period from
           October 15, 2004 (Date of Inception) to June 30, 2005 (Successor),
           for the nine months ended June 29, 2005 and September 30, 2004, and
           for the years ended December 31, 2003 and 2002 (Predecessor)                                F-9

        Notes to Consolidated and Combined Financial Statements                                    F-10 - F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ronco Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Ronco Corporation and subsidiary (the "Successor" or "Company") as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from October 15, 2004 (date of inception) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronco Corporation and subsidiary as of June 30, 2005, and the results of their operations and their cash flows for the period from October 15, 2004 (date of inception) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Mahoney Cohen & Company, CPA, P.C.
New York, New York
October 20, 2005, except for Note 20 which is as of October 25, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Stockholders
Ronco Inventions, LLC and Affiliated Companies

We have audited the accompanying combined balance sheet of Ronco Inventions, LLC and Affiliated Companies (the "Predecessor" or the "Company") as of September 30, 2004, and the combined statements of operations, stockholders' and members' deficiency and cash flows for the nine months ended June 29, 2005 and September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Ronco Inventions, LLC and Affiliated Companies as September 30, 2004, and the results of their operations and their cash flows for the nine months ended June 29, 2005 and September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Mahoney Cohen & Company, CPA, P.C.
New York, New York
October 20, 2005

                          INDEPENDENT AUDITORS' REPORT

To the Members and Stockholder
Ronco Inventions, LLC and Affiliated Companies:

We have audited the accompanying combined statements of operations, stockholders' and members' deficiency, and combined cash flows of Ronco Inventions, LLC and Affiliated Companies (collectively, the "Company"), which are under common ownership and common management, for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' and members' deficiency, and combined cash flows referred to above present fairly, in all material respects, the results of its operations and its cash flows of the Company for the year then ended in conformity with accounting principles generally accepted in the United States of America.

VELAH Group LLP
Los Angeles, California
August 19, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Ronco Inventions, LLC and Affiliated Entities


We have audited the accompanying combined balance sheet of Ronco Inventions, LLC and Affiliated Entities as of December 31, 2002 and the related combined statements of operations, accumulated deficit and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly in all material respects, the financial position of Ronco Inventions, LLC and Affiliated Entities as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the combined financial statements, certain errors resulting in an understatement of previously reported property and equipment at December 31, 2002 were discovered by management of the Company during the period ended June 29, 2005. Accordingly, the combined financial statements for the year ended December 31, 2002 have been restated.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
June 12, 2003, except for note 15, as to which the date is October 12, 2005

                    RONCO CORPORATION AND SUBSIDIARY

                CONSOLIDATED AND COMBINED BALANCE SHEETS
                   JUNE 30, 2005 AND SEPTEMBER 30, 2004


                                     ASSETS

                                                                                              Successor          Predecessor
                                                                                            June 30, 2005     September 30, 2004
                                                                                          ----------------     ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                             $        834,358     $      2,421,984
    Accounts receivable, net of allowance for doubtful accounts of
       $1,242,000 at September 30, 2004                                                          2,264,315            3,481,628
    Inventories                                                                                  8,968,199           11,465,549
    Prepaid expenses and other current assets                                                    2,537,506            3,005,629
    Due from predecessor entities                                                                  135,676                   --
                                                                                          ----------------     ----------------
       Total current assets                                                                     14,740,054           20,374,790

INVESTMENTS                                                                                      1,627,823            2,061,107

PROPERTY AND EQUIPMENT, Net                                                                        925,000            1,253,803

OTHER ASSETS:
    Production costs, net of accumulated amortization $588,986
       at September 30, 2004                                                                       100,000              313,039
    Due from affiliate                                                                                  --              190,034
    Deposits                                                                                       182,500              211,505

DEFERRED INCOME TAXES                                                                              310,000                   --

INTANGIBLE ASSETS                                                                               42,923,600                   --

GOODWILL                                                                                         2,953,481                   --
                                                                                          ----------------     ----------------

                                                                                          $     63,762,458     $     24,404,278
                                                                                          ================     ================

         LIABILITIES AND STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Current maturities of notes payable                                                   $      2,876,000     $             --
    Accounts payable                                                                             3,156,080            7,883,089
    Accrued expenses                                                                               430,251              825,388
    Due to affiliates                                                                                   --              120,462
    Product development and license fees payable                                                        --            7,070,465
    Deferred income                                                                                 75,000            4,502,924
                                                                                          ----------------     ----------------

       Total current liabilities                                                                 6,537,331           20,402,328

LONG-TERM LIABILITIES:
    Loan payable to stockholder and affiliate                                                           --           39,150,000
    Deferred income                                                                                     --            1,241,662
    Notes payable, less current maturities                                                      10,282,180                   --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIENCY)
    Series A Convertible Preferred stock, $.00001 par value;
      20,000,000 shares authorized; 13,262,600 shares issued and
      outstanding at June 30, 2005                                                                     133                   --
    Common stock, $.00001 par value; 500,000,000 shares authorized
      2,091,605 shares issued and outstanding at June 30, 2005                                          21                   --
    Common stock - Popeil Inventions, Inc., $1 par value; 1,000 shares authorized,
      issued and outstanding at September 30, 2004                                                      --                1,000
    Common stock - R.P.  Productions, Inc., $.0025 par value;
      10,000,000 shares authorized; 100 shares issued and outstanding at
      September 30, 2004                                                                                --                    1
    Common stock to be issued                                                                    1,206,870                   --
    Additional paid-in capital                                                                  49,513,066            1,194,375
    Deferred compensation                                                                       (3,310,096)                  --
    Accumulated deficit                                                                           (467,047)         (23,799,790)
    Members' deficit                                                                                    --          (13,785,298)
                                                                                          ----------------     ----------------

       Total stockholders' and members' equity (deficiency)                                     46,942,947          (36,389,712)

                                                                                          ----------------     ----------------

                                                                                          $     63,762,458     $     24,404,278
                                                                                          ================     ================

                             See accompanying notes.

                        RONCO CORPORATION AND SUBSIDIARY

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

 PERIOD FROM OCTOBER 15, 2004 (DATE OF INCEPTION) TO JUNE 30, 2005, NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004 AND YEARS ENDED DECEMBER 31, 2003 AND
                                      2002

                                                                     Successor                        Predecessor
                                                                 ------------------     -----------------------------------------
                                                                    Period from
                                                                 October 15, 2004
                                                                (Date of Inception)     Nine Months Ended      Nine Months Ended
                                                                  to June 30, 2005         June 29, 2005       September 30, 2004
                                                                 ------------------     ------------------     ------------------
Net sales                                                        $               --     $       68,985,101     $       63,245,257
Cost of sales                                                                    --            (16,844,057)           (16,842,282)

                                                                 ------------------     ------------------     ------------------

Gross profit                                                                     --             52,141,044             46,402,975

Selling, general and administrative expenses                                765,967             50,446,473             53,216,762
Impairment loss on equipment                                                     --                     --                771,048
                                                                 ------------------     ------------------     ------------------

                                                                            765,967             50,446,473             53,987,810
                                                                 ------------------     ------------------     ------------------

(Loss) income from operations                                              (765,967)             1,694,571             (7,584,835)

Other income, net                                                                --                 (7,840)                    --
Interest expense, net of interest income of
  $104,251 and $133,830 - June 29, 2005
  and September 30, 2004, respectively                                      (11,080)            (2,824,260)              (120,482)
                                                                 ------------------     ------------------     ------------------
Loss before benefit for income taxes                                       (777,047)            (1,137,529)            (7,705,317)

Benefit for income taxes                                                   (310,000)                    --                     --
                                                                 ------------------     ------------------     ------------------

Net loss                                                         $         (467,047)    $       (1,137,529)    $       (7,705,317)
                                                                 ==================     ==================     ==================

NET LOSS PER SHARE:

Net loss per share - basic and diluted                           $            (0.65)                   N/A                    N/A
                                                                 ==================     ==================     ==================

Weighted average shares outstanding - basic and diluted                     715,792                    N/A                    N/A
                                                                 ==================     ==================     ==================

                                                                            Predecessor
                                                               -------------------------------------
                                                                                       Year Ended
                                                                  Year Ended       December 31, 2002
                                                              December 31, 2003         Restated
                                                              -----------------    -----------------

Net sales                                                      $     93,500,173     $     98,362,744
Cost of sales                                                       (29,274,097)         (36,153,419)

                                                               ----------------     ----------------

Gross profit                                                         64,226,076           62,209,325

Selling, general and administrative expenses                         67,652,570           71,937,421
Impairment loss on Tooling                                                   --                   --
                                                               ----------------     ----------------

                                                                     67,652,570           71,937,421
                                                               ----------------     ----------------

(Loss) income from operations                                        (3,426,494)          (9,728,096)

Other income, net                                                       385,992              253,980
Interest expense, net of interest income of
  $104,251 and $133,830 - June 29, 2005
  and September 30, 2004, respectively                                       --                   --
                                                               ----------------     ----------------
Loss before benefit for income taxes                                 (3,040,502)          (9,474,116)

Benefit for income taxes                                                     --                   --
                                                               ----------------     ----------------

Net loss                                                       $     (3,040,502)    $     (9,474,116)
                                                               ================     ================

NET LOSS PER SHARE:

Net loss per share - basic and diluted                                      N/A                  N/A
                                                               ================     ================

Weighted average shares outstanding - basic and diluted                     N/A                  N/A
                                                               ================     ================

                             See accompanying notes.

                        RONCO CORPORATION AND SUBSIDIARY

              CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS'
                        AND MEMBERS' EQUITY (DEFICIENCY)
       PERIOD FROM OCTOBER 15, 2004 (DATE OF INCEPTION) TO JUNE 30, 2005,
             NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
                   AND YEARS ENDED DECEMBER 31, 2003 AND 2002

Successor:

                                                   Ronco Corporation               Ronco Corporation
                                                      Common Stock             Series A Preferred Stock
                                              ----------------------------    --------------------------   Common Stock
                                                 Shares          Amount          Shares        Amount      to be Issued
                                              ------------    ------------    -----------    -----------   ------------
 BALANCE, beginning at October 15, 2004                 --    $         --             --    $        --    $        --
 (Date of Inception)

 Issuance of Common Stock                          800,002               8

 Recapitalization of Fi-Tek VII, Inc.              477,639               5

 Issuance of Preferred Stock                                                   13,262,600            133

 Issuance costs on Preferred Stock

 Issuance of Common Stock to officers at           640,251               6
 fair value (cash received $6,403)

 Issuance of Common Stock for transaction          173,713               2
 costs at fair value (cash received $1,601)

 Common stock to be issued to officer as                                                                      1,206,870
 deferred compensation at fair value
 (cash received $3,200)

 Net loss
                                              ------------    ------------    -----------    -----------    -----------

 BALANCE, June 30, 2005                          2,091,605    $         21     13,262,600    $       133    $ 1,206,870
                                              ============    ============    ===========    ===========    ===========

                                               Additional
                                                Paid-in          Deferred       Accumulated
                                                Capital        Compensation       Deficit           Total
                                              ------------     ------------     -----------     ------------
 BALANCE, beginning at October 15, 2004       $         --     $         --     $        --     $         --
 (Date of Inception)

 Issuance of Common Stock                            3,237                                             3,245

 Recapitalization of Fi-Tek VII, Inc.               11,784                                            11,789

 Issuance of Preferred Stock                    49,999,867                                        50,000,000

 Issuance costs on Preferred Stock              (3,570,460)                                       (3,570,460)

 Issuance of Common Stock to officers at         2,413,741       (2,106,426)                         307,321
 fair value (cash received $6,403)

 Issuance of Common Stock for transaction          654,897                                           654,899
 costs at fair value (cash received $1,601)

 Common stock to be issued to officer as                         (1,203,670)                           3,200
 deferred compensation at fair value
 (cash received $3,200)

 Net loss                                                                          (467,047)        (467,047)
                                              ------------     ------------     -----------     ------------

 BALANCE, June 30, 2005                       $ 49,513,066     $ (3,310,096)    $  (467,047)    $ 46,942,947
                                              ============     ============     ===========     ============

Predecessor:

                                   Popeil Inventions, Inc.           R.P. Productions, Inc.
                                        Common Stock                      Common Stock              Additional
                               -----------------------------     -----------------------------        Paid-in       Accumulated
                                  Shares           Amount           Shares           Amount           Capital         Deficit
                               ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, January 1, 2002              1,000     $      1,000              100     $          1     $  1,194,375     $(16,030,483)

Reclassification                         --               --               --               --               --        3,943,362

Prior period adjustment                  --               --               --               --               --         (135,489)

                               ------------     ------------     ------------     ------------     ------------     ------------
January 1, 2002, As restated          1,000            1,000              100                1        1,194,375       12,222,610

Net loss (Restated)                                                                                                   (5,712,123)

Dividends                                                                                                               (482,306)

                               ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, December 31, 2002            1,000            1,000              100                1        1,194,375      (18,417,039)

Net loss                                                                                                                (364,024)

                               ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, December 31, 2003            1,000            1,000              100                1        1,194,375      (18,781,063)

Net loss                                                                                                              (5,018,727)

                               ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, September 30, 2004           1,000            1,000              100                1        1,194,375      (23,799,790)

Net loss (Income)                                                                                                      2,110,822

                               ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, June 29, 2005                1,000     $      1,000              100     $          1     $  1,194,375     $(21,688,968)
                               ============     ============     ============     ============     ============     ============





                                      Ronco
                                 Inventions, LLC
                                     Members'
                                      Deficit           Total
                                   ------------     ------------
BALANCE, January 1, 2002           $   (481,308)    $(15,316,415)

Reclassification                     (3,943,362)              --

Prior period adjustment                (235,367)         (371,056)

                                   ------------     ------------
January 1, 2002, As restated         (4,660,237)      15,687,471

Net loss (Restated)                  (3,761,993)      (9,474,116)

Dividends                                    --         (482,306)

                                   ------------     ------------
BALANCE, December 31, 2002           (8,422,230)     (25,643,893)

Net loss                             (2,676,478)      (3,040,502)

                                   ------------     ------------
BALANCE, December 31, 2003          (11,098,708)     (28,684,395)

Net loss                             (2,686,590)      (7,705,317)

                                   ------------     ------------
BALANCE, September 30, 2004         (13,785,298)     (36,389,712)

Net loss (Income)                    (3,248,351)      (1,137,529)

                                   ------------     ------------
BALANCE, June 29, 2005             $(17,033,649)    $(37,527,241)
                                   ============     ============

                             See accompanying notes.

                        RONCO CORPORATION AND SUBSIDIARY

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
       PERIOD FROM OCTOBER 15, 2004 (DATE OF INCEPTION) TO JUNE 30, 2005,
             NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
                   AND YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         Successor
                                                                  -----------------------
                                                                        Period from                     Predecessor
                                                                     October 15, 2004      ---------------------------------------
                                                                   (Date of Inception)     Nine Months Ended     Nine Months Ended
                                                                     to June 30, 2005        June 29, 2005      September 30, 2004
                                                                  -----------------------  -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $         (467,047)    $      (1,137,529)    $      (7,705,317)
    Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                                 --               601,671               953,928
      Gain on sale of property and equipment                                        --                    --                    --
      Impairment loss on Tooling                                                    --                    --               771,048
      Bad debt expense                                                              --                    --             1,588,371
      Deferred income taxes                                                   (310,000)                   --                    --
      Compensation expense from the issuance of common stock                   300,919                    --                    --
      Changes in operating assets and liabilities, net of effect of acquisition of businesses:
        Accounts receivable                                                         --             1,214,221             4,498,179
        Inventories                                                                 --             2,497,350            (5,652,929)
        Prepaid expenses and other current assets                             (210,490)              668,872             2,222,083
        Other assets                                                                --                (6,705)             (454,214)
        Accounts payable                                                            --            (4,994,730)              206,150
        Accrued expenses                                                        11,080             2,798,142               177,827
        Royalty and license fees payable                                            --              (580,027)          (40,380,573)
        Deferred income                                                             --            (3,444,870)            2,548,315
                                                                    ------------------     -----------------     -----------------

    Net cash (used in) provided by operating activities                       (675,538)           (2,383,605)          (41,227,132)
                                                                    ------------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment purchased                                                --              (453,519)             (243,084)
    Proceeds from sale of property and equipment                                    --                    --                    --
    Deposit received on acquisition of Successor                                    --               100,000                    --
    Proceeds from investment in securities                                          --               500,000               500,003
    Acquisition of businesses, net of cash acquired of $12,293             (44,934,093)                   --                    --
                                                                    ------------------     -----------------     -----------------

    Net cash (used in) provided by investing activities                    (44,934,093)              146,481               256,919
                                                                    ------------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans from stockholder and affiliate                              --                    --            39,150,000
    Proceeds from note payable                                                 391,810                    --                    --
    Payments on note payable                                                  (391,810)                   --                    --
    Net advances to affiliates                                                      --                12,339               (81,436)
    Dividends paid                                                                  --                    --                    --
    Proceeds from issuance of preferred stock, net of issuance
    costs of $3,570,460                                                     46,429,540                    --                    --
    Issuance of common stock                                                    14,449                    --                    --
                                                                    ------------------     -----------------     -----------------

    Net cash provided by (used in) financing activities                     46,443,989                12,339            39,068,564
                                                                    ------------------     -----------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           834,358            (2,224,785)           (1,901,649)

CASH AND CASH EQUIVALENTS, Beginning of Period                                      --             2,421,984             4,323,633
                                                                    ------------------     -----------------     -----------------

CASH AND CASH EQUIVALENTS, End of Period                            $          834,358     $         197,199     $       2,421,984
                                                                    ==================     =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                                                   $               --     $           1,600     $           1,600
                                                                    ==================     =================     =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    On June 30, 2005, the Company acquired businesses (see Note 2).
    The following table summarizes the purchase transaction on the date of acquisition:

      Purchase Price:
        Cash                                                        $       40,209,000
        Transaction costs (including $653,298 of common
        stock issued)                                                        5,728,859
        Notes Payable                                                       13,158,180
                                                                    ------------------
        Total purchase price                                                59,096,039

      Less Fair Value of:
        Assets acquired                                                     59,454,129
        Liabilities assumed                                                 (3,311,571)
                                                                    ------------------

      Goodwill                                                      $        2,953,481
                                                                    ==================


    On June 30, 2005, the Company issued common stock at fair value of $3,310,096 for deferred compensation.

    On June 30, 2005, the Company accrued $338,175 of transaction costs.

                                                                                    Predecessor
                                                                       -------------------------------------
                                                                          Year Ended          Year Ended
                                                                       December 31, 2003   December 31, 2002
                                                                                              (Restated)
                                                                       -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $    (3,040,502)    $    (9,474,116)
    Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                           1,391,671           1,151,112
      Gain on sale of property and equipment                                       (624)                 --
      Impairment loss on equipment                                                   --                  --
      Bad debt expense                                                               --             760,036
      Deferred income taxes                                                          --                  --
      Compensation expense from the issuance of common stock                         --                  --
      Changes in operating assets and liabilities, net of effect of acquisition of businesses:
        Accounts receivable                                                    (670,591)          2,819,279
        Inventories                                                           1,338,015          (2,205,155)
        Prepaid expenses and other current assets                               (57,213)         (2,056,737)
        Other assets                                                           (361,481)            137,235
        Accounts payable                                                      1,030,675            (249,511)
        Accrued expenses                                                        237,059          (2,390,712)
        Royalty and license fees payable                                      1,497,327           9,303,930
        Deferred income                                                        (704,893)           (771,884)
                                                                        ---------------     ---------------

    Net cash (used in) provided by operating activities                         659,443          (2,976,523)
                                                                        ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment purchased                                           (555,842)         (1,330,786)
    Proceeds from sale of property and equipment                                  1,000                  --
    Deposit received on acquisition of Successor                                     --                  --
    Proceeds from investment in securities                                           --             111,691
    Acquisition of businesses, net of cash acquired of $12,293                       --                  --
                                                                        ---------------     ---------------

    Net cash (used in) provided by investing activities                        (554,842)         (1,219,095)
                                                                        ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans from stockholder and affiliate                               --                  --
    Proceeds from note payable                                                       --             750,000
    Payments on note payable                                                   (375,000)           (375,000)
    Net advances to affiliates                                                   11,600             (56,315)
    Dividends paid                                                                   --            (482,306)
    Proceeds from issuance of preferred stock, net of issuance
    costs of $3,570,460                                                              --                  --
    Issuance of common stock                                                         --                  --
                                                                        ---------------     ---------------

    Net cash provided by (used in) financing activities                        (363,400)           (163,621)
                                                                        ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (258,799)         (4,359,239)

CASH AND CASH EQUIVALENTS, Beginning of Period                                4,582,432           8,941,671
                                                                        ---------------     ---------------

CASH AND CASH EQUIVALENTS, End of Period                                $     4,323,633     $     4,582,432
                                                                        ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                                                       $         1,600     $         1,600
                                                                        ===============     ===============

                             See accompanying notes.

                        RONCO CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


NOTE 1  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Business

            Ronco Corporation (the "Company" or the "Successor"), a Delaware corporation, is a leading provider of proprietary consumer products for the kitchen and home. The Company markets its products primarily in the United States through the broadcast of direct response commercial announcements known as infomercials, internet advertising, its in-house customer service department, tele-marketing and through wholesale distributors to retailers.

            On June 27, 2005, Fi-Tek VII, Inc. ("Fi-Tek"), a publicly traded shell corporation, acquired all of the outstanding shares of Ronco Marketing Corporation ("RMC") through the merger of a wholly-owned subsidiary of Fi-Tek with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly-owned subsidiary of the Company. Upon closing of the merger, Fi-Tek changed its name to Ronco Corporation and completed a 1 to 89 stock split of Fi-Tek outstanding shares of common stock. In exchange for their shares of RMC, the former holders of RMC common stock received 800,002 post-reverse split shares of the Company's stock. The Company's existing stockholders (the stockholders of the Company when it was operating as Fi-Tek) retained the remaining 477,639 shares of the outstanding common stock of the Company following the merger and reverse stock split of the common stock. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the reverse acquisition, the historical financial statements of Fi-Tek for the periods prior to the date of the transaction are not presented.

            Effective June 30, 2005, the Company through its wholly-owned subsidiary, RMC, completed a series of transactions to acquire certain assets and assumed certain liabilities of Ronco Inventions, LLC ("RI" or "LLC"), a California limited liability company; Popeil Inventions, Inc. ("PII"), a Nevada S corporation; RP Productions, Inc. ("RPP") a Nevada S corporation (collectively, the "Seller Entities" or the "Predecessor"); and certain patents and other intellectual property rights from Ronald M. Popeil ("Popeil").

            Principles of Consolidation and Combination

            Successor - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, RMC.

            Predecessor - The accompanying combined financial statements include the accounts of the Seller Entities, which are affiliated through common ownership and management.

            All significant intercompany balances and transactions have been eliminated in consolidation or combination.

            Fiscal Year-End

            Successor - The Company has a fiscal year end of June 30.

            Predecessor - In 2004, the Seller Entities changed their fiscal year-end from December 31 to September 30. The combined Seller Entities financial statements include the results of operations for the nine months ended June 29, 2005 and September 30, 2004 and the results from operations for the years ended December 31, 2003 and 2002.

            Cash and Cash Equivalents

            Cash and cash equivalents include all short-term, highly liquid investments purchased with original maturities of three months or less.

            Inventories

            Our inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value. With respect to the acquisition of the Ronco business, we accounted for the inventories acquired at fair value in accordance with purchase accounting. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

            Revenue Recognition

            The Company and Seller Entities recognize revenue from the sale of products when the products are shipped to the customers, provided that the price is fixed, title has been transferred and collectibility of the resulting receivable is reasonably assured. Net sales include revenue generated from products shipped, shipping and handling fees and revenue earned on extended service contracts, less returns and sales allowances. Revenue from free trial sales are recognized after the trial period is over and the customer has not returned the product. Returns and sales allowances are for damaged goods and anticipated customer returns.

            For the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002, the Seller Entities generated approximately 99%, 98%, 92% and 96% of sales, respectively, from two kitchen products. The Seller Entities total sales are comprised of direct response and wholesale business of approximately 81% and 19%, $80% and 20%, 74% and 26%, and 74% and 26% for the nine months ended June 29, 2005 and September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

            Revenue from the sale of extended service contracts is recognized on a straight-line basis over the life of the extended service contract. Extended service contract lives begin after the six-month free warranty period and range from three to four years. Amounts received from the sale of extended service contracts prior to revenue being recognized are included in deferred income on the combined balance sheet for September 30, 2004. At June 30, 2005, deferred revenue has been recorded at fair value in accordance with purchase accounting, see Note 2.

            The Company and Seller Entities do not accrue warranty costs, since such were insignificant for the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002.

            Shipping and Handling Costs

            Shipping and handling costs are included in selling, general and administrative expenses. For the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002 shipping and handling costs approximated $7,124,000, $7,491,000, $8,468,000, $7,323,000, respectively.

            Investments

            Successor - The Company has accounted for investments as held to maturity which consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost which is equivalent to the fair value at June 30, 2005, in accordance with purchase accounting, see Note 2.

            Predecessor - The Seller Entities have classified their investments as held to maturity, which consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost. The Seller Entities determine specific identification for computing realized gains or losses for securities sold.

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            Property and Equipment

            Successor - At June 30, 2005, the Company has accounted for property and equipment at fair value in accordance with purchase accounting, see Note 2. The Company provides for depreciation utilizing straight-line methods based on the estimated useful lives ranging from three to seven years.

            Predecessor - The Seller Entities policy is to record property and equipment at cost. The Seller Entities provide for depreciation and amortization utilizing accelerated methods based on the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or lease term.

            Impairment of Long-Lived Assets

            The Company and Seller Entities evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

            During the nine months ended September 30, 2004, the Seller Entities recorded an impairment charge of approximately $771,000 for tooling that is no longer being used.

            Goodwill and Acquired Intangibles

            Intangible assets are comprised of patents, customer relationships, consulting agreement and trademarks. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

                  o Significant underperformance relative to expected historical or projected future operating results;

                  o Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

                  o     Significant negative industry or economic trends.

            When the Company determines that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

            Patents are being amortized over 19 years, customer relationships over 1.5 to 10 years and consulting agreements over 3 years, utilizing the straight-line method. Amortization expense has not been recorded since the Acquisition occurred on June 30, 2005, see
            Note 2.

            Trademarks have an indefinite life.

            Production Costs

            Successor - At June 30, 2005, the Company has accounted for production costs at fair value in accordance with purchase accounting, see Note 2.

            Predecessor - The Seller Entities amortize the production costs of infomercials on a straight-line basis based using an estimated useful life of three years.

            Income Taxes

            Successor - Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

            Predecessor - PII and RPP have elected to be treated as S corporations for federal and state income tax purposes. Pursuant to these elections, the income or loss of the companies is included in the income tax returns of their stockholders. In addition, RI is a limited liability company, which is a non-taxable entity for federal and state income tax purposes. Accordingly, the members' have responsibility for payment of tax on their individual shares of income or losses.

            Advertising Costs

            Advertising costs are expensed when broadcast. Amounts paid for advertising prior to the broadcast are deferred as prepaid advertising costs until such time that the advertising has been broadcast.

            Advertising expense amounted to approximately $29,907,000, $31,096,000, $29,419,000, and $35,200,000 for the nine months ended
            June 29, 2005 and September 30, 2004 and years ended December 31, 2003 and 2002, respectively.

            Fair Value of Financial Instruments

            Successor - The carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses are at fair value as of June 30, 2005 in accordance with purchase accounting, see Note 2.

            Predecessor - The carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2004 due to their short-term maturities. Fair value of related party loans cannot be determined due to lack of similar instruments available to the Seller Entities.

            Loss Per Share

            Successor - Basic and diluted net loss per share information for the period from October 15, 2004 (Date of Inception) to June 30, 2005 is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock and warrants convertible into an aggregate of approximately 13,529,000 of common shares as of June 30, 2005, are not included as the inclusion of such would be anti-dilutive for all periods presented.

            Predecessor - Loss per share for the nine months ended June 29, 2005 and September 30, 2005 and years ended December 31, 2003 and 2002 is not applicable to the Seller Entities as they were a combination of privately held companies that were different legal entities, and accordingly, the weighted-average number of common shares outstanding is not determinable.

            Accounting Pronouncements

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of APB No. 43, Chapter 4." SFAS No. 151 retains the general principle of APB 43, Chapter 4, "Inventory Pricing (AC
            Section I78)," that inventories are presumed to be stated at cost; however, it amends APB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning January 1, 2006. The Company anticipates that the adoption will have an effect on the Company's results of operations.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

            In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended June 30, 2006. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company's overall results of operations or financial position.

NOTE 2 -    BUSINESS ACQUISTION

            On June 30, 2005, the Company completed the acquisition of certain of the Seller Entities' assets and assumption of certain liabilities; and the acquisition of patents and of certain intellectual property rights from Popeil (collectively, the "Acquisition"). The Acquisition was made pursuant to a purchase agreement between RMC and the Seller Entities and Popeil. The Board of Directors agreed to purchase the Seller Entities because of its leadership position in the direct response industry.

            The stated purchase price in the purchase agreement between RMC and the Seller Entities and Popeil was $56,509,000, of which the Company delivered $40,209,000 in cash on or before the closing. The remainder of $16,300,000 was made up of promissory notes issued to the Seller Entities. The promissory notes were based on the estimated net value of the acquired assets, as defined. The preliminary determination of net value of the acquired assets, resulted in approximately $3,142,000 reduction to the promissory notes.

            The purchase price subject to final agreement between the Company and the Seller Entities was $59,096,039, which consisted of the cash payment of $40,209,000, the adjusted promissory notes of $13,158,180, and transaction costs of $5,728,859, and are allocated as follows:

              Accounts receivable                            $   2,264,315
              Inventories                                        8,968,199
              Prepaid expenses and other current assets          2,327,016
              Due from predecessor entities                        135,676
              Investments                                        1,627,823
              Property and equipment                               925,000
              Production costs                                     100,000
              Deposits                                             182,500
              Intangibles                                       42,923,600
              Goodwill                                           2,953,481
              Accounts payable                                  (3,155,576)
              Accrued expenses                                     (80,995)
              Deferred income                                      (75,000)
                                                              ------------
              Total Purchase Price                            $ 59,096,039
                                                              ============

            The Company's management and the Board of Directors believes that the purchase of certain assets and assumption of certain liabilities of the Seller Entities and Popeil that resulted in approximately $2,953,000 of goodwill is justified because of the Seller Entities position in the marketplace and expected increased cash flows to the Company. The Company expects all of the goodwill will be deductible for income tax purposes.

            The promissory notes to the Seller Entities are subject to finalization between the Company and the Seller Entities as to the calculation of the estimated net value of the acquired assets, as defined.

NOTE 3 -    ACQUIRED INTANGIBLE ASSETS

            In connection with the Acquisition of the Seller Entities and Popeil, the Company recorded intangible assets as follows:

                  Amortizable Intangibles:

                                 Patents                      $     9,890,000
                                 Customer relationships             5,680,000
                                 Popeil consulting agreement        5,663,600
                                                              ----------------

                  Total amortizable intangibles               $    21,233,600
                                                              ===============

                  Unamortizable intangible assets:

                                 Trademarks                   $    21,690,000
                                 Goodwill                           2,953,481
                                                              ---------------

                  Total unamortizable intangibles             $    24,643,481
                                                              ===============


                  Estimated amortization expense:

                  For year ending June 30, 2006               $     5,946,000
                  For year ending June 30, 2007               $     4,199,000
                  For year ending June 30, 2008               $     2,452,000
                  For year ending June 30, 2009               $       565,000
                  For year ending June 30, 2010               $       565,000

NOTE 4  -   CONCENTRATIONS OF RISK

            Cash and Cash Equivalents

            The Company and Seller Entities maintain most of its cash balances at a bank located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

            Accounts Receivable.

            Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of aging of accounts receivables at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Cost associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenues and are part of the provision for allowances included in Accounts Receivable. These provisions results from seasonal negotiations as well as historic trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2004, the allowance for doubtful accounts was approximately $1.2 million.

            Suppliers

            The Seller Entities purchased approximately 99% and 94% of merchandise from three vendors for the nine months ended June 29, 2005 and September 30, 2004, respectively. The Seller Entities purchased approximately 94% of their merchandise from one vendor for the years ended December 31, 2003 and 2002, respectively. These vendors have suppliers and manufacturing locations in Korea and China.

NOTE 5  -   INVESTMENTS

            Successor - At June 30, 2005, investments classified as held to maturity consisted of obligations of states and political subdivisions, including municipal bonds, which are valued at amortized cost which is equivalent to fair value of $1,627,823.

            Scheduled maturities of securities classified as held to maturity at June 30, 2005 were as follows:

                        Due in:
                                2007      $    30,001
                                2008        1,026,040
                                2015          120,552
                                2018          425,124
                                2019           26,106
                                          -----------
                                          $ 1,627,823
                                          ===========

            In October 2005, the municipal bond valued at $1,026,040 was called.

            Predecessor - Investments classified as held to maturity are as follows at September 30, 2004:

                                                                             Gross          Gross
                                                         Amortized         Unrealized     Unrealized       Fair
                                                            Cost             Gains          Losses         Value
                                                        ------------      ------------   ------------   ------------
                  Obligations of states and
                    political subdivisions,
                    including municipal bonds           $  2,061,107      $    140,443   $          -   $  2,201,550
                                                        ============      ============   ============   ============

            All investments are pledged to a bank as collateral (see Note 11).

NOTE 6  -   PREPAID EXPENSES AND OTHER CURRENT ASSETS

            Prepaid expenses and other current assets consisted of the following at June 30, 2005 and September 30, 2004:

                                          Successor          Predecessor
                                        June 30, 2005     September 30, 2004
                                      -----------------   ------------------
            Prepaid advertising         $   1,474,447         $ 1,691,127
            Deposits                          716,232             683,219
            Prepaid insurance                 210,490             377,956
            Other                             136,337             253,327
                                        -------------         ------------
                                        $   2,537,506         $ 3,005,629
                                        =============         ============

NOTE 7  -   ACCRUED EXPENSES

            Accrued expenses consisted of the following at June 30, 2005 and September 30, 2004:

                                                               Successor           Predecessor
                                                             June 30, 2005     September 30, 2004
                                                           ------------------  ------------------
            Accrued   payroll,   related   expenses  and
              fringe benefits                               $          -            $  287,541
            Accrued sales tax payable                                  -                61,746
            Accrued interest                                      11,080               246,699
            Finder and promoter fees                             150,000                     -
            Other                                                269,171               229,402
                                                            ------------            ----------
                                                            $    430,251            $  825,388
                                                            ============            ==========

NOTE 8 -    PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following at June 30, 2005 and September 30, 2004:

                                                           Successor             Predecessor
                                                         June 30, 2005       September 30, 2004
                                                       -------------------  -------------------
            Transportation equipment                   $        62,000       $     1,162,442
            Office furniture and equipment                     388,000             2,298,689
            Tooling                                            475,000               274,529
            Leasehold improvements                                   -               570,574
                                                       ----------------     -----------------
                                                               925,000             4,306,234

            Less: Accumulated depreciation and
                         amortization                                -             3,052,431
                                                       ----------------     ----------------
                                                       $       925,000      $      1,253,803
                                                       ================     ================

            There was no depreciation expense for the period ended June 30, 2005 as the Acquisition closed on the last day of the year-end.

            Depreciation and amortization expense was approximately $455,000, $804,000, $1,199,000 and $1,151,000, for the nine months ended June
            29, 2005 and September 30, 2004 and years ended December 31, 2003 and 2002, respectively.

NOTE 9  -   DEFERRED INCOME

            Successor - At June 30, 2005, the Company accounted for deferred income at fair value in accordance with purchase accounting, see
            Note 2, which was valued at $75,000.

            Predecessor - As of September 30, 2004, deferred income consists of unamortized extended service contracts amounting to $2,482,799 and cash received on unshipped orders of $3,261,787. For the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002, revenues generated from extended services contracts were approximately $1,008,000, $1,183,000, $2,263,000, and $2,850,000, respectively.

NOTE 10  -  STOCKHOLDERS' EQUITY

            Successor:

            Series A Convertible Preferred Stock

            In connection with the Acquisition, on June 30, 2005, the Company sold 13,262,600 shares of Series A Convertible Preferred Stock for $50 million in a private placement. The preferred stock has certain special rights, as defined, and the qualifications of the preferred stock are as follows:

                  Conversion - The conversion ratio of the preferred stock is at the rate of one share of common stock for each share of preferred stock at the option of the holder. The Company, at its option, may cause all of the outstanding shares of preferred stock to be converted into shares of common stock, as defined, (representing an 86% ownership of the Company after redemption).

                  Voting Rights - Holders of preferred stock are entitled to the number of votes per share that would be equivalent to the number of shares of common stock into which a share of preferred stock is convertible.

                  Dividends - The holders of preferred stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum, payable annually on each anniversary date of issuance, as defined.

                  Liquidation - The holders of preferred stock will have the right to receive, after payment of all creditors, the sum of $3.77 per share of the preferred stock held, plus any accrued and unpaid dividends, as defined, prior to any distributions with respect to the common stock.

            Registration Rights Agreement

            On June 30, 2005, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") and under the terms of the agreement, the Company is obligated to file a shelf registration statement (Form S-1) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective within 90 days after the closing (the date being October 28, 2005). In the event that the Company is unable to meet this filing deadline, the Company will be liable for a cash payment to the shareholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month, or $500,000, until the Company has cured the deadline default, as defined.

            Warrants

            On June 30, 2005, the Company issued 266,667 warrants, with each warrant exercisable to purchase one share of common stock. The warrants have an exercise price of $3.77 per share and are exercisable for five years from July 1, 2005. The warrants are exercisable for cash or pursuant to a cashless exercise option provision.

            The warrants contain certain anti-dilution provisions, which will adjust the number of shares underlying the warrants and the exercise price in the event of stock splits, stock dividends, or other re-capitalizations of the Company.

            Deferred compensation

            On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares to its Chief Executive Officer ("CEO") for $.01 a share. These shares are subject to certain performance milestones. The Company has recorded deferred compensation of $3,009,177 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The deferred compensation will be amortized over three years based on the CEO's contract.

            The CEO received 60% of these shares (480,188) in connection with his employment agreement, and will be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries from June 30, 2005. These shares are subject to repurchase by the Company, at the Company's option, at $.01 per share, exercisable upon the termination of the CEO's employment, voluntarily or for "cause," or if certain performance targets are not satisfied, as defined.

            On June 30, 2005, in connection with an employment agreement, the Company sold 160,063 shares to its Chief Financial Officer ("CFO") for $.01 a share. The Company has valued these shares at $601,838 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The Company recorded $300,919 as compensation expense for the period from October 15, 2004 (Date of Inception) to June 30, 2005, and the remainder of $300,919 has been recorded as deferred compensation and is being amortized over three years based on CFO's contract.

            The Company has the option to repurchase 50% of these shares (82,032) at $.01 per share, exercisable if the CFO's employment is terminated voluntarily or for "cause," as defined. The Company's repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries from June 30, 2005.

            Transaction Costs

            In connection with the Acquisition, the Company issued 13,650 shares of common stock to a consulting company for services rendered. These shares were valued at $51,460 based on the fair market value of the stock and are treated as transaction costs.

            In connection with the Acquisition, the Company sold 160,063 shares of common stock to an attorney for services rendered for $1,601. These shares were valued at $603,438 based on the fair market value of the stock and are treated as transaction costs. In addition, the Company incurred $128,500 of transaction costs to this attorney which was accrued at June 30,2005. Subsequent to June 30, 2005, the attorney became the General Counsel of the Company.

            Predecessor:

            Net losses of the LLC are allocated to the members first in amounts equal to cumulative net losses previously allocated and in proportion to their membership interest, which are 99% for one member and 1% for the other. Net losses of the LLC are allocated to members first in amounts equal to each member's pro rata share of net profits previously allocated, second, in proportion to each member's positive capital accounts until such capital accounts are reduced to zero, and third, in proportion to their membership interest until the capital accounts are reduced to zero and then to the member with the largest percentage interest.

NOTE 11 -   LETTER OF CREDIT

            Predecessor - The Seller Entities entered into an $8,000,000 letter of credit agreement with a bank for the opening of letters of credit plus any liability created by the payments of drafts drawn by the letter of credit. The agreement matures on March 31, 2006, as amended. The liability created by the payments of drafts drawn by the letters of credit bears interest at the rate of 4% per annum.

            The Seller Entities have pledged as collateral to the bank its investments, certificates of deposit and money market accounts. The minimum collateral base amount is $1,000,000, as amended. The agreement requires that the amount of collateral be equal to, or exceed, the amount of outstanding letters of credit plus any liability created by the payment of drafts drawn by the letters of credit. There was no liability created by the payment of drafts drawn by the letters of credit at June 29, 2005. The letter of credit agreement was terminated on June 29, 2005.

NOTE 12  -  LONG-TERM DEBT

            Long-term debt consists of the following:

            Promissory notes to Seller Entities                $ 13,158,180

            Less estimated current maturities                     2,876,000
                                                               ------------
                                                               $ 10,282,180
                                                               ============

            The promissory notes to the Seller Entities is management's best estimate based on the estimated net value of the assets acquired, as defined, see Note 2. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes.

            Upon occurrence of an event of default, as defined, that is not cured by the time period defined in the promissory notes, the interest rate on the notes will increase to 11% per annum and any unpaid principal and interest will become immediately due and payable. In addition, Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed to the Company and will receive a right of first refusal to purchase the intellectual property rights acquired before these rights may be sold or transferred to any other party.

            The estimated annual maturity of these promissory notes for the year ending June 30, 2006 is $2,876,000, which is based on management's estimate of the products to be shipped in the next year and applying the per-unit dollar amount per the promissory notes. As these promissory notes are an estimate based on volumes of products shipped, as described above, the Company has not estimated the annual maturities after the current year ending June 30, 2006.

NOTE 13  -  INCOME TAXES

            The benefit for income taxes for the period ended June 30, 2005 consisted of the following:

            Current                                            $             --

            Deferred:
               Federal                                                 (241,000)
               State                                                    (69,000)
                                                               ----------------
               Total deferred                                          (310,000)
                                                               ----------------

            Benefit for income taxes                           $       (310,000)
                                                               ================

            The income tax effects of significant items, comprising the Company's net deferred income tax assets and liabilities, are as follows:

                                                                   Successor
                                                                 June 30, 2005
                                                               ----------------
            Deferred income tax assets:
               Net operating loss carry forwards               $        433,000

            Deferred income tax liability:
               Difference between book and tax
               basis of depreciation and amortization                   123,000
                                                               ----------------

            Net deferred income tax asset                      $        310,000
                                                               ================

            Reconciliation of the U.S. statutory rate with the Company's effective tax benefit is summarized as follows:

                                                                  Successor
                                                                 Period from
                                                              October 15, 2004
                                                                  (Date of
                                                             Inception) to June
                                                                  30, 2005
                                                             ------------------

            Federal statutory tax benefit                                  (34)%
            State income tax benefit, net of
               federal tax benefit                                          (6)
                                                              ----------------
            Effective tax benefit                                          (40)%
                                                              ================

            As of June 30, 2005, the Company had net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal and California income tax purposes, net operating loss carryforwards amounted to approximately $1,088,000 and expire during the years 2025 and 2015, respectively.

            As described in Note 1 under Income Taxes, the Seller Entities did not pay income taxes, as the losses are included in the individual income tax returns of their stockholders and members for PII, RPP, and LLC.

NOTE 14  -  PRODUCT DEVELOPMENT AND LICENSE AGREEMENTS

            Predecessor - The Seller Entities entered into a product development agreement with a third party who co-invented the Showtime Rotisserie products, as well as a number of other products for the Seller Entities. Under the terms of the agreement, the Seller Entities incur an expense in an amount equal to 25% of net profits, as defined, or is reimbursed by the third party for 25% of net losses, as defined. For the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002, the Seller Entities recorded income (expense) from the reimbursement of losses (payment of product development fees) of approximately $468,000, $1,407,000, ($1,777,000) and $1,097,000, respectively, which is included in selling, general and administrative expenses in the accompanying combined statements of operations. The Successor is not a party to this agreement.

            The Seller Entities also entered into licensing agreements with an unrelated company that holds the patents on certain of its products. Under the terms of the licensing agreements, as amended, the Seller Entities incur license fees ranging from $6 to $17 per unit sold through 2007. Licensing expense under these agreements for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002 amounted to approximately $3,251,000, $10,004,000, and
            $11,346,000, respectively. In December 2004, the license agreements were amended and terminating them effective August 31, 2004.

            At September 30, 2004, the Seller Entities had product development and license fees payable to these two unrelated third parties in the amount of approximately $7,310,000.

NOTE 15 -   RESTATEMENT - 2002 and 2001

            Reclassification

            The accumulated deficit of the Seller Entities has been reclassified in the amount of $3,943,362 to reflect the portion of the losses for RI were included in accumulated deficit in the prior year's combined financial statements.

            Prior Period Adjustment

            The Seller Entities restated its depreciation and amortization expense for 2001 and 2002 for errors. The amortization periods used for leasehold improvements and the calculation of accelerated depreciation of equipment were corrected. The effects of correction are as follows:


       Total stockholders' and members' deficiency,
            December 31, 2001, as previously reported                                  $ (15,316,415)
       Correction of amortization of leasehold improvements                                 (371,056)
                                                                                       ---------------
       Accumulated and members deficit, December 31, 2001, as restated                   (15,687,471)
       Net income, as restated                                                            (9,474,116)
       Dividends                                                                            (482,306)
                                                                                       ---------------
       Total stockholders and members deficiency, December 31, 2002, as restated       $ (25,643,893)
                                                                                       ===============




       Net loss, December 31, 2002, as previously reported                             $ (10,094,336)
       Correction of amortization of leasehold improvements
            and accelerated depreciation                                                    (620,220)
                                                                                       ---------------
       Net loss, December 31, 2002, as restated                                        $  (9,474,116)
                                                                                       ===============

NOTE 16  -  COMMITMENTS AND CONTINGENCIES

            Leases

            The Company and Seller Entities lease its facilities on a month-to-month basis with a six month early termination notice. Other premises and equipment are leased on a month-to-month basis.

            Predecessor - Rent expense under operating leases, including related party rent, for the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002 were approximately $324,000, $303,000, $403,000 and $413,000, respectively.

            The Seller Entities lease office space from related party, Popeil. Rent expense paid to this related party under the month-to-month lease was $45,000, $45,000, $60,000 and $60,000 for the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively.

            Employment Agreements

            The Company has employment agreements with certain executives and a key employee which, among other things, require the Company to make severance payments and provide other benefits to the executives and a key employee in the event of their termination or effective disposition, as defined.

            Popeil Agreements

            On June 30, 2005, the Company entered into several agreements with Popeil which include a Consulting Services Agreement, a Trademark Co-Existence Agreement, a New Product Development Agreement, and an agreement that the Company will pay Popeil a percentage of the gross profits generated from the sale of the Company's products which result from Popeil's ongoing personal appearances on QVC, a wholesale customer, or other television or online shopping venues.

            The Consulting Agreement is for a term of three years for an annual base fee of $500,000 per year, paid in equal weekly installments. In addition, the Company will pay certain fees for personal appearances, as defined. Popeil will be eligible to receive incentive stock options at the sole discretion of the Board of Directors.

            The Trademark Co-Existence Agreement was entered into with respect to the names "Popeil," "Ron Popeil" and the name form of the likeness approved by Popeil, including the image, silhouette and voice (the "Marks"), as defined. The term of this agreement continues as long as the Marks are protected by the laws of the United States of America. Popeil retains the right to approve all uses of the name and likeness for any purpose, as defined.

            The New Product Development Agreement has terms that the Company will be offered a fifteen-day right of first refusal on all new consumer products, as defined, that are created by Popeil during the term. The purchase price of each new product will include the cost of any product designs, prototypes, tooling and a completed commercial or infomercial. Popeil will have creative control over all new consumer product created, as defined. Popeil has the right to terminate this agreement, if a breach to any provisions of this agreement or to any other of the above discussed agreements are breached and not cured to Popeil satisfaction within fifteen-days of such breach.

            Litigation

            The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, operations and cash flows.

NOTE 17  -  RELATED PARTY TRANSACTIONS

            Successor - As part of the Acquisition, the Company has a due from the Seller Entities of approximately $136,000 for assets that were not transferred at June 30, 2005. These current assets are non-interest bearing and are due on demand.

            Relationships Regarding the Acquisition

            As described in Note 1 under Business, the Company entered into certain transactions to acquire the assets of the Seller Entities and Popeil and issued stock to a group of entities owned, controlled and/or affiliated with the promoters; these entities collectively and inclusive of their affiliates are considered the "Venture Group." The Venture Group collectively held 533,334 shares of common stock of the Company. In addition, in connection with the Acquisition, the Company paid cash fees consisting of (i) a base fee of $1,800,000, and (ii) an incremental fee equal to five percent of any cash and cash equivalent of the Company in excess of $6 million at June 30, 2005, as mutually agreed.

            Prior to the Acquisition, RMC secured its initial working capital from a group of private accredited investors, collectively, the "Ronco Private Group" through the sales of shares and approximately $392,000 in promissory notes of RMC. On June 30, 2005, the promissory notes held by the Ronco Private Group were redeemed at face value plus accrued interest. In addition, the Ronco Private Group collectively owns 266,688 shares of common stock.

            The shares held by both the Venture Group and the Ronco Private Group are restricted shares. These shares are subject to the Registration Rights Agreement, see Note 10.

            The Company has agreed to indemnify and hold harmless and generally release the members of the Venture Group, their managers, directors and officers from and against any loss, claim, damage, liability or expense arising from the Acquisition, as defined.

            Predecessor Transactions:

            Loans Payable

            In September 2004, RMP Family Trust, the stockholder of RPP and PII, Popeil, the primary beneficiary of the trust, and affiliated entities loaned the Seller Entities $8,500,000 $28,750,000 and $1,900,000 respectively. These loans are evidenced by promissory notes, which bear interest at 10% per annum and are due on September 7, 2007. The proceeds from these loans were used to pay off the balance owed by the Seller Entities for license fees outstanding as of December 31, 2003. Interest expense related to these loans was approximately $2,929,000 and $247,000 for the nine months ended June 29, 2005 and September 30, 2004, respectively. This amount is included in accrued expenses at September 30, 2004. These loans were not assumed by the Company.

            Due from Affiliate

            At September 30, 2004, a non-interest bearing advance in the amount of approximately $190,000 was due from Popeil. This advance was not assumed by the Company.

            Due to Affiliates

            At September 30, 2004, the amount due to companies affiliated through common ownership for advances was approximately $120,000. Such advances are non-interest bearing and are due on demand. These advances were not assumed by the Company. During the nine months ended June 29, 2005 and September 30, 2004 and years ended December 31, 2003 and 2002, the Company paid approximately $113,000, $108,000, $123,000 and $81,000, respectively, of consulting fees to an entity owned by an officer of the Seller Entities.

NOTE 18  -  STOCK OPTION PLAN

            The Company has adopted a stock option plan, the "2005 Stock Incentive Plan," under which it may grant employees nonqualified options to purchase 79,561 shares of the Company's common stock. As of June 30, 2005, the Company had not issued any options to any employees or directors.

NOTE 19  -  EMPLOYEE BENEFIT PLAN

            The Seller Entities sponsors a 401(k) defined contribution benefit plan covering substantially all of its employees. Under the plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensations or limits established by the Internal Revenue Service Code. The Seller Entities do not provide for matching contributions.

NOTE 20  -  SUBSEQUENT EVENT

            On October 25, 2005, the Company, and Prestige Capital Corporation ("Prestige"), entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Prestige agreed to buy and accept, and the the Company agreed to sell and assign, certain accounts receivable owing to the Company, together with all rights of action accrued or to accrue thereon. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. The advance rate under the Agreement shall increase to 80% of the face amount of the Accounts assigned if the event of dilution of the Accounts is less than five percent for the first 60 days of the term of the Agreement. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. The initial term of the Agreement expires on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless a party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term.

            Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement.