Form 10-K/A
period 2005-06-30
RONCO CORP
filed 2005-11-16
CIK 869498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(Mark One)
 (x)Annual Report pursuant to Section 13 or 15(d) of the Securities Act of 1934 Period from October 15, 2004 (Date of Inception) to June 30, 2005

                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               RONCO CORPORATION.
                                   FORM 10-K/A
           PERIOD FROM OCTOBER 15 (Date of Inception) TO JUNE 30, 2005

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

Item 13. Certain Relationships and Related Transactions......................................................64

Item 14. Certain Principal Accountant Fees and Services......................................................67

Item 15. Exhibits, Financial Statement Schedules.............................................................67


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Many of the statements included in this Annual Report on Form 10-K/A contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 7 under the heading "Risk Factors," as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that may affect these projections or expectations include, but are not limited to those discussed in "Risk Factors."

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

         All references to "Ronco," "we," "our," "our company," "us" or the "Company" in this Annual Report on Form 10-K/A refer to Ronco Corporation and its subsidiary. As explained elsewhere in this report, our company was previously named Fi-Tek VII, Inc. and operated as a "blank check" company (a company with no significant business operations or specific business purpose) before June 2005. In late June 2005, our company (then named Fi-Tek VII, Inc.) closed a merger transaction resulting in a change of control. In connection with this transaction, we changed our name to Ronco Corporation. In late June 2005, we also acquired certain business and assets owned and operated by Mr. Ronald M. Popeil and certain entities affiliated with Mr. Popeil, as described in this report. All references to "our business," "Ronco's business" and similar references to the business and assets described in this report refer to the business and assets that were acquired in June 2005, and not to our operations under the name Fi-Tek VII, Inc. before June 2005.

Explanatory Note

         This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the registrant's annual report on Form 10-K for the period ended June 30, 2005 originally filed on November 4, 2005 (the "Original Filing"). Ronco Corporation (the "Company") is filing the amendment to include the disclosure as to borrowings made by the Company on September 30, 2005 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note.

         Except as described above, no other changes have been made to the original filing. This Amendment continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the original filing.

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

      The following table presents selected historical combined financial data of the Seller Entities, or "Predecessor," for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002, which has been derived from our audited combined financial statements, and for the year ended December 31, 2001, which has been derived from our unaudited combined financial statements. Our combined financial statements for the nine months ended June 29, 2005 and September 30, 2004 were audited by Mahoney Cohen & Co., CPA, P.C.. Our combined financial statements for the year ended December 31, 2003 were audited by VELAH Group LLP, and our combined financial statements for the year ended December 31, 2002 were audited by Weinberg & Company. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated and combined financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K/A. Historical results are not necessarily indicative of the results to be expected in the future.

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

The results of operations and liquidity of the Seller Entities are likely to change as a result of our acquisition of the Ronco business. We did not assume certain liabilities of the Seller Entities. For instance, we did not acquire approximately $39 million of loans to an affiliate of the Seller Entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the Seller Entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the Seller Entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we did issue notes in connection with the acquisition in the adjusted amount of approximately $13.4 million. In addition, because the Seller Entities were "pass-thru" entities for tax purposes, they did not pay "corporate" federal income taxes. We will be subject to federal income taxes. We will also incur additional costs associated with compliance with laws applicable to public companies that were not applicable to the Seller Entities. Finally, we will no longer have the financial resources of the shareholder of the Selling Entities available to us for borrowings. We have recently entered into a factoring agreement to provide us with liquidity and act as a substitute for the working capital loans we previously obtained from the shareholder of the Selling Entities. This agreement will permit us to sell up to $8 million of our accounts receivable to the factor and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factors' fees) when the account is collected. In addition, we borrowed approximately $1.2 million under a Revolving Line of Credit Note. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the Seller Entities will proved to be a good indicator or our future performance, particularly as that performance is impacted by our expenses.

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

Liquidity and Capital Resources

      Historically, the Seller Entities funded operations primarily through cash flow from operations and borrowings from the shareholder of the Seller Entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. In November 2003, we started to source product in China beginning with our cutlery products. In addition to significantly lowering our cost of goods, the Chinese factories agreed to payment terms of thirty (30) days after delivery of product. Previously, the Korean factories had required Letters of Credit to be provided 2 to 4 weeks prior to shipment. The total effect of moving manufacturing to China has been to increase our liquidity and improve our cash flow. On September 30, 2005, we borrowed approximately $1.2 million from Wells Fargo under a Revolving Line of Credit Note. We also entered into a factoring agreement in October 2005 to provide us with a substitute for the shareholder loans the Seller Entities previously obtained from their shareholder. As of June 30, 2005, our total working capital was $8.2 million as compared to a working capital deficiency of $28,000 as of September 30, 2004. We believe that our cash flows from operations and advances under our new factoring agreement and the line of credit note will be sufficient to meet our working capital needs.

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

      Revolving Line of Credit

      On September 30, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by the Company's corporate bonds. The borrowings bear interest at 1% above LIBOR.

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

      On September 30, 2005 the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by the Company's corporate bonds. The borrowings bear interest at 1% above LIBOR.

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

Mahoney Cohen & Company, CPA, P.C.
New York, New York
October 20, 2005, except for Note 20 paragraphs 1 and 2 which is as of October 25, 2005

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

NOTE 20  -  SUBSEQUENT EVENTS

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

            On September 30, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by the Company's corporate bonds. The borrowings bear interest at 1% above LIBOR.