Form 10-Q
period 2005-09-30
RONCO CORP
filed 2005-12-06
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number: 0-27471

RONCO CORPORATION
(Exact Name of Registrant as specified in its charter)

Delaware	84-1148206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21344 Superior Street, Chatsworth, California 91311
(Address of principal executive offices)

(818) 775-4602
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant had 2,091,605 shares of common stock outstanding as of November 30, 2005.

RONCO CORPORATION

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	June 30, 2005 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$200,511	$834,358
Short-term investments	500,000	—

Accounts receivable, net of allowance for doubtful accounts and product returns of $424,377 at September 30, 2005	3,345,914	2,264,315
Inventories	17,067,626	8,968,199
Prepaid expenses and other current assets	2,056,020	2,537,506
Due from predecessor entities	658,364	135,676
Total current assets	23,828,435	14,740,054
INVESTMENTS	1,627,823	1,627,823

PROPERTY AND EQUIPMENT, Net	1,025,318	925,000

OTHER ASSETS:
Production costs, net of accumulated amortization of $50,000 at September 30, 2005	100,000	100,000
Deposits	132,570	182,500

DEFERRED INCOME TAXES	2,593,000	310,000

INTANGIBLE ASSETS, Net of accumulated amortization of $1,486,461 at September 30, 2005	41,437,139	42,923,600

GOODWILL	2,953,481	2,953,481
	$73,697,766	$63,762,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$1,234,000	$—
Current maturities of notes payable	3,357,549	2,876,000
Accounts payable	13,742,193	3,156,080
Accrued expenses	1,040,088	430,251
Dividends payable	625,000	—
Deferred income	876,261	75,000
Deferred income taxes	68,000	—
Total current liabilities	20,943,091	6,537,331

LONG-TERM LIABILITIES:
Deferred income	48,110	—
Notes payable, less current maturities	9,435,476	10,282,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized;
13,262,600 shares issued and outstanding	133	133
Common stock, $.00001 par value; 500,000,000 shares authorized
2,091,605 shares issued and outstanding	21	21
Common stock to be issued	1,206,870	1,206,870
Additional paid-in capital	49,513,066	49,513,066
Deferred compensation	(3,034,255)	(3,310,096)
Accumulated deficit	(4,414,746)	(467,047)
Total stockholders' equity	43,271,089	46,942,947
	$73,697,766	$63,762,458

*Derived from auditied financial statements

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004

Net sales	$12,770,901	$21,083,983
Cost of sales	(4,440,786)	(4,532,003)
Gross profit	8,330,115	16,551,980

Selling, general and administrative expenses	13,567,296	17,902,815
Loss from operations	(5,237,181)	(1,350,835)

Other income, net	—	93,862
Interest expense, net of interest income of $26,679 and $41,278 - September 30, 2005 and 2004, respectively	(300,518)	(43,249)
Loss before benefit for income taxes	(5,537,699)	(1,300,222)

Benefit for income taxes	(2,215,000)	—
Net loss	(3,322,699)	(1,300,222)

Preferred stock dividends	625,000	—
Net loss attributable to common stockholders	$(3,947,699)	$(1,300,222)

Loss per share attributable to common stockholders- basic and diluted	$(1.89)	N/A

Weighted average shares outstanding - basic and diluted	2,091,607	N/A

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	Common Stock		Series A Preferred Stock		Common Stock	Additional
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947

Preferred Stock dividends								(625,000)	(625,000)

Amortization of deferred compensation expense							275,841		275,841

Net loss								(3,322,699)	(3,322,699)

BALANCE, September 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,034,255)	$(4,414,746)	$43,271,089

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,322,699)	$(1,300,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,597,749	329,754
Non-cash interest expense	307,000	—
Bad debt expense	424,377	892,000
Amortization of deferred compensation expense	275,841	—
Deferred income taxes	(2,215,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,505,976)	(1,182,887)
Inventories	(8,099,427)	(3,899,163)
Prepaid expenses and other current assets	481,486	1,719,028
Other assets	(70)	(136,373)
Due to predecessor entities	(522,688)	—
Accounts payable	10,586,113	672,592
Accrued expenses	609,837	353,962
Royalty and license fee payable	—	(37,905,698)
Deferred income	849,371	977,952
Net cash used in operating activities	(534,086)	(39,479,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(161,603)	(152,830)
Proceeds from investments in securities	—	500,110
Purchase of short-term investments	(500,000)	—
Net cash (used in) provided by investing activities	(661,603)	347,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	1,234,000	—
Long term debt	44,597	—
Proceeds from loans from stockholder and affiliates	—	39,270,462
Payments on note payable	(716,755)	—
Net cash provided by financing activities	561,842	39,270,462

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(633,847)	138,687

CASH AND CASH EQUIVALENTS, Beginning of Period	834,358	2,283,297
CASH AND CASH EQUIVALENTS, End of Period	$200,511	$2,421,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,657	$—
Income taxes	$1,600	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividend accrued on preferred stock	$625,000

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED AND COMBINED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Ronco Corporation (the "Company" or the "Successor"), a Delaware corporation, is a provider of proprietary consumer products for the kitchen and home. The Company markets its products primarily in the United States through the broadcast of direct response commercial announcements known as infomercials, internet advertising, its in-house customer service department, tele-marketing and through wholesale distributors to retailers.

On June 27, 2005, Fi-Tek VII, Inc. ("Fi-Tek"), a publicly traded shell corporation, acquired all of the outstanding shares of Ronco Marketing Corporation ("RMC") through the merger of a wholly-owned subsidiary of Fi- Tek with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly-owned subsidiary of the Company. Upon closing of the merger, Fi-Tek changed its name to Ronco Corporation and completed a 1 to 89 stock split of Fi- Tek outstanding shares of common stock. In exchange for their shares of RMC, the former holders of RMC common stock received 800,002 post-reverse split shares of the Company's stock. The Company's existing stockholders (the stockholders of the Company when it was operating as Fi- Tek) retained the remaining 477,639 shares of the outstanding common stock of the Company following the merger and reverse stock split of the common stock. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the reverse acquisition, the historical financial statements of Fi-Tek for the period prior to the date of the transaction are not presented.

Effective June 30, 2005, the Company through its wholly-owned subsidiary, RMC, completed a series of transactions to acquire certain assets and assumed certain liabilities of Ronco Inventions, LLC ("RI" or "LLC"), a California limited liability company; Popeil Inventions, Inc. ("PU"), a Nevada S corporation; RP Productions, Inc. ("RPP") a Nevada S corporation (collectively, the "Seller Entities" or the "Predecessor"); and certain patents and other intellectual property rights from Ronald M. Popeil ("Popeil").

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the period ended June 30, 2005.

Principles of Consolidation and Combination

Successor - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, RMC.

Predeccessor - The accompanying combined financial statements include the accounts of the Seller Entities, which are affiliated through common ownership and management.

All significant inter-company balances and transactions have been eliminated in consolidation or combination.

Loss Per Share

Successor - Basic and diluted net loss per share information for the three months ended September 30, 2005 is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock and warrants convertible into an aggregate of approximately 13,529,000 of common shares as of September 30, 2005, are not included as the inclusion of such would be anti-dilutive.

Predecessor - Loss per share for the three months ended September 30, 2004 is not applicable as they were a combination of privately held companies that were different legal entities, and accordingly, the weighted-average number of common shares outstanding is not determinable.

NOTE 2 - INVENTORIES

Our inventories, consisting of finished goods, are valued at the lower of cost, determined by the first-in, first-out method, or market value. With respect to the acquisition of the Ronco business, we accounted for the inventories acquired at fair value in accordance with purchase accounting. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

NOTE 3 - BUSINESS ACQUISTION

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

The purchase price subject to final agreement between the Company and the Seller Entities was $59,096,039, which consisted of the cash payment of $40,209,000, the adjusted promissory notes of $13,158,180, and transaction costs of $5,728,859, and is allocated as follows:

Accounts receivable	$2,264,315
Inventories	8,968,199
Prepaid expenses and other current assets	2,327,106
Due from predecessor entities	135,676
Investments	1,627,823
Property and equipment	925,000
Production costs	100,000
Deposits	182,500
Intangibles	42,923,600
Goodwill	2,953,481
Accounts payable	(3,155,576)
Accrued expenses	(80,995)
Deferred Income	(75,000)
Total Purchase Price	$59,096,039

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

NOTE 4- REVOLVING LINE OF CREDIT

On September 30, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by the Company’s corporate bonds. The borrowings bear interest at 1% above LIBOR (4.25% at September 30, 2005). There is no prepayment penalty on this revolving line of credit. In October 2005, the Company repaid $850,000 of the borrowings.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Promissory note to Seller Entities (including accrued interest of $307,000)	$12,748,428
Note payable -- other	44,597
Total debt	12,793,025
Less estimated current maturities	(3,357,549)
Total long term debt	$9,435,476

The promissory notes to the Seller Entities is management's best estimate based on the estimated net value of the assets acquired, as defined, see Note 3. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes. The estimated annual maturity of these promissory notes for the year ended September 30, 2006 is $3,350,000, which is based on management’s estimate of the products to be shipped in the next year and applying the per-unit dollar amount per the promissory notes.

Upon occurrence of an event of default, as defined, that is not cured by the time period defined in the promissory notes, the interest rate on the notes will increase to 11 % per annum and any unpaid principal and interest will become immediately due and payable. In addition, Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed to the Company and will receive a right of first refusal to purchase the intellectual property rights acquired before these rights may be sold or transferred to any other party.

NOTE 6 - STOCKHOLDERS' EQUITY

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

Dividends - The holders of preferred stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum, payable annually on each anniversary date of issuance as defined. The accrued dividends at June 30, 2005 were $625,000.

Liquidation - The holders of preferred stock will have the right to receive, after payment of all creditors. the sum of $3.77 per share of the preferred stock held, plus any accrued and unpaid dividends, as defined, prior to any distributions with respect to the common stock.

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") and under the terms of the agreement, the Company is obligated to file a shelf registration statement (Form S-l) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. In the event that the Company is unable to meet this filing deadline, the Company will be liable for a cash payment to the shareholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month, or $500,000, until the Company has cured the deadline default, as defined. The Company did not meet the October 28, 2005 and November 28, 2005 deadlines and is in the process of negotiating with shareholders.

Deferred compensation

On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares of common stock to its Chief Executive Officer ("CEO") for $.01 a share. These shares are subject to certain performance milestones. The Company has recorded deferred compensation of $3,009,177 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The deferred compensation will be amortized over three years based on the CEO's contract.

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

On June 30, 2005, in connection with an employment agreement, the Company sold 160,063 shares of common stock to its Chief Financial Officer ("CFO") for $.01 a share. The Company has valued these shares at $601,838 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The Company recorded $300,919 as compensation expense for the period from October 15, 2004 (Date of Inception) to June 30. 2005, and the remainder of $300,919 has been recorded as deferred compensation and is being amortized over three years based on CFO's contract.

The Company has the option to repurchase 50% of these shares (82,032) at $.01 per share, exercisable if the CFO's employment is terminated voluntarily or for "cause," as defined. The Company's repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries from June 30, 2005.

For the three months ended September 30, 2005 the Company recognized $275,841 of amortization expense related to the CEO and CFO deferred compensation.

NOTE 7 - LITIGATION

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, operations and cash flows.

NOTE 8 - SUBSEQUENT EVENTS

Factoring Agreement

On October 25, 2005, the Company, and Prestige Capital Corporation ("Prestige"), entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company, together with all rights of action accrued or to accrue thereon. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of accounts receivable (“Accounts”), Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. The advance rate under the Agreement shall increase to 80% of the face amount of the Accounts assigned if the event of dilution of the Accounts is less than five percent for the first 60 days of the term of the Agreement. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige. As of November 30, 2005, we had assigned $0.5 million to Prestige. The initial term of the Agreement expires on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless either party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement.

Hiring of Officer

Mr. Paul Kabashima was appointed as the Company’s Chief Operating Officer on November 8, 2005. The Company has not yet signed a formal employment agreement with Mr. Kabashima, however, the Company has agreed to pay Mr. Kabashima a base salary of $200,000 per year over a four year term with annual salary adjustments and/or bonuses as determined by the Compensation Committee of the Board of Directors. Mr. Kabashima will also participate in the Company’s employee benefit plans and will receive an expense allowance of $700 per month to partially defray certain travel costs. The Board of Directors has agreed to grant to Mr. Kabashima an option under the Company’s 2005 Stock Incentive Plan to acquire an aggregate of 100,000 shares of common stock, of which 25,000 will vest immediately when granted and the remaining 75,000 shares will vest at a rate of 25,000 per year beginning on November 8, 2006. The options will be exercisable for a period of 10 years from the date of issuance, at an exercise price equal to the fair market value on the date of grant. The Board has not yet granted the option.

Lease

On November 28, 2005, the Company entered into a lease for 81,646 square feet of space located in Simi Valley, California. The lease has a 10-year term beginning on May 1, 2006 and ending on April 30, 2016. The monthly base rent under the lease is $44,905 for the first year and increases by approximately 0.97% each year thereafter. The lease also provides that the Company must pay approximately $9,800 each month for taxes, insurance, landscaping, management and reserves.

Related Party Transaction

In connection with the lease the Company executed on November 28, 2005, the Company’s general counsel, Gilbert Azafrani, was entitled to receive an aggregate of $156,000 as a broker’s commission for negotiating the lease. The commission was payable in two installments, half upon execution of the lease and the balance upon occupancy. Mr. Azafrani has decided to forego the commission and agreed to return to the Company the initial $78,000 he received as commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many of the statements included in this report contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in our June 30, 2005 annual report on Form 10-K under the heading "Risk Factors," as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The results of our operations have varied significantly in the past and we expect our operations to continue to vary in the future. A number of factors, some of which are outside of our control, will cause our results to fluctuate, including:

●	seasonal patterns affecting consumer spending, primarily related to the Christmas holiday season as well as other gift-centric holidays;

●	other seasonal patterns affecting the performance of television media, primarily weather;

●	the relative availability of attractive media time within a given period for us to promote our products;

●	our ability to obtain funds required to meet our liquidity needs;

●	changes in interest rates, which will impact the cost of our borrowing and may impact certain customers' decisions to make purchases through credit cards;

●	the impact of general economic conditions;

●	the introduction of new product offerings; and

●	the introduction of new infomercials for existing products.

In view of these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

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

All references to "Ronco," "we," "our," "our company," "us" or the "Company" in this Quarterly Report on Form 10-Q refer to Ronco Corporation and its subsidiary. As explained elsewhere in this report, our company was previously named Fi-Tek VII, Inc. and operated as a "blank check" company (a company with no significant business operations or specific business purpose) before June 29, 2005. On June 27, 2005, we (then named Fi-Tek VII, Inc.) closed a merger transaction resulting in a change of control. In connection with this transaction, we changed our name to Ronco Corporation. On June 30, 2005, we also acquired certain business and assets owned and operated by Mr. Ronald M. Popeil and certain entities affiliated with Mr. Popeil, as described in this report. All references to "our business," "Ronco's business" and similar references to the business and assets described in this report refer to the business and assets that we acquired on June 30, 2005, and not to our operations under the name Fi-Tek VII, Inc. before June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this report is intended to update the information contained in our annual report on Form 10-K for the period ended June 30, 2005 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such report. The following discussion and analysis of the results of operation and financial condition of Ronco Corporation as of September 30, 2005 and June 30, 2005, and for the three month periods ended on September 30, 2005 and 2004 should be read together with the financial statements of Ronco Corporation, and the notes to those financial statements included elsewhere in this report.

Overview

We are a provider of proprietary branded consumer products for the kitchen and home, sold primarily through direct response distribution channels, which include direct response television (commonly known as DRTV or infomercials), online sales through our website (www.ronco.com), telemarketing, direct mail and our customer service department. We also sell products through traditional wholesale/retail channels such as wholesale distributors. Ronco develops high quality, unique and affordable products, including small kitchen appliances and accessories, food items, cook books, personal care products and household items.

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

We accounted for our merger with Fi-Tek VII, Inc. as a recapitalization rather than as a business combination. As a result, the historical financial statements of the Seller Entities are reflected as our historical financial statements. We acquired the Ronco business on the last day of our fiscal year and did not conduct any business on that day.

In structuring our acquisition of the Ronco business, we did not assume all of the liabilities of the Seller Entities. For instance we did not assume approximately $39 million in loans made by an affiliate of the Seller Entities to the Seller Entities.

We also did not assume certain contracts of the Seller Entities. The Seller Entities previously entered into a product development agreement with Alan Backus, a third party who co-invented the Showtime Rotisserie products, as well as other products. Pursuant to this agreement, the Seller Entities paid Mr. Backus 25% of the net profits, or were reimbursed by Mr. Backus for 25% of the net loss from these products. Such amounts were accrued on a quarterly basis. The Seller Entities also entered into a licensing agreement with Advantage Corporation, an unrelated company that owned the patents on certain of the Ronco products. Pursuant to this agreement, the Seller Entities paid license fees that ranged from $6 to $17 per unit sold. This agreement was scheduled to expire in 2007, but was terminated on August 31, 2004, when the Seller Entities purchased the related patents from Advantage Corporation. As of September 30, 2004 the Seller Entities owed fees under these two agreements in the aggregate amount of approximately $7.1 million. We did not assume these obligations when we purchased the Ronco business.

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

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either "refresh" the show by editing in a new offer or new footage, or produce a completely new show. In this way, we are able to extend the product line on television which increases the cumulative brand awareness and increases the sell-through at retail. Because we do not expect to produce a new informercial during the balance of 2005, we expect direct response revenues to decline during the next quarter, we do, however, plan to introduce new informercials in 2006.

The results of operations and liquidity of the Seller Entities are likely to change as a result of our acquisition of the Ronco business. We did not assume certain liabilities of the Seller Entities. For instance, we did not acquire approximately $39 million of loans to an affiliate of the Seller Entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the Seller Entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the Seller Entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we did issue notes in connection with the acquisition in the adjusted amount of approximately $13.4 million. In addition, because the Seller Entities were "pass-thru" entities for tax purposes, they did not pay "corporate" federal income taxes. We will be subject to federal income taxes. We will also incur additional costs associated with compliance with laws applicable to public companies that were not applicable to the Seller Entities. Finally, we will no longer have the financial resources of the shareholder of the Selling Entities available to us for borrowings. We have recently entered into a factoring agreement to provide us with liquidity and act as a substitute for the working capital loans we previously obtained from the shareholder of the Selling Entities. This agreement will permit us to sell up to $8 million of our accounts receivable to the factor and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factors' fees) when the account is collected. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the Seller Entities will prove to be a good indicator of our future performance, particularly as that performance is impacted by our expenses.

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. For instance, during the three months ended September 30, 2005 as compared to the three-months ended September 30, 2004, gross margins declined from 79% to 65% as we increased our wholesale business sales, from 15% to 32% of our total net sales. In addition, out advertizing expense will also decline as we do not incur any advertizing cost related to wholesale revenues. We did not air any new infomercials during the three months ended September 30, 2005. We do not anticipate that the growth of our wholesale business will offset the decline in the direct response business in 2005, however, we believe that the wholesale business will ultimate prove to be a successful one for us.

Results of Operations

Prior to our acquisition of the Ronco business on June 30, 2005, we had no operations. As a result, the Ronco business is considered the predecessor company. For comparative purposes we have shown the predecessor company’s results for the three months ended September 30, 2004.

Net Sales. Net sales for the three months ended September 30, 2005 were $12.8 million, compared to $21.1 million for the three months ended September 30, 2004. The decline of  $8.3 million, or 39%,  in net sales for the three months ended September 30, 2005 is composed primarily of a decline in sales of our ovens areas by approximately $.5 million and a decline in sales of our cutlery sector by $7.1 million. Net sales declined primarily due to the fact that our informercial for our rotisserie line is more than 2 years old and the infomercial for our cutlery line is more than 18 months old. Historically our informercials generate the highest sales in the first 18 months then decline as the infomercial loses its freshness. Sales also declined due to special promotions in our direct response business that were not offered in 2004. Our direct response sales declined by approximately 51% while our wholesale revenues increased by approximately 14% for the three months ended September 30, 2005. We expect this trend to continue though the end of the year.

Gross Profit and Gross Margin. Gross profit for the three months ended September 30, 2005 was $8.3 million compared to $16.6 million for three months ended September 30, 2004. This decline is a result of our decline in revenues and a decline in our gross margin as a percentage of sales from 79% to 65%. Our gross margin as a percentage of sales has declined compared to our predecessor because our sales to wholesalers for the three months ended September 30, 2005 accounted for approximately 32% of our sales as compared to the three months ended September 30, 2004 when it accounted for 15% of our sales while our direct response sales accounted 68% of sales for the three months ended September 30, 2005 as compared to 85% of sales for the three-months ended September 30, 2004. Our wholesale gross margins are usually lower than our direct response gross margin. Our gross margin also declined due to the special promotions described above. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margins might not be comparable to other companies in our industry.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 were $13.6 million compared to $17.9 million for the three months ended September 30, 2004. This decline of approximately $4.3 million, or 24%, was primarily due to a $5 million reduction in advertising expenses and a $0.8 million elimination of licensing and royalties fees as a result of our acquisition of all related patents in June 2005. The decline was partially offset by an increase of professional fees and salaries. As a percentage of revenues, selling, general and administrative expenses increased from 85% to 107% during the quarter. This increase was primarily due to the decrease in revenue, an increase in salaries and professional fees and amortization of in tangible assets acquired in the merger.

Operating loss. Our operating loss for the three months ended September 30, 2005 was $5.2 million compared to $1.4 million for the three months ended September 30, 2004. The increase in our operating loss of approximately $3.9 million, or 288%, in 2005 is primarily attributable to lower sales volume without a corresponding decline in cost of goods sold. This was partially offset by a decline of approximately $4.3 million in selling, general and administrative expenses.

Net Loss. Our net loss for the three months ended September 30, 2005 was $3.3 million compared and to $1.3 million for the comparable quarter in 2004.  The increase in our net loss of approximately $3.9 million in 2005 is due to the reasons described above, but was partially offset by an income tax benefit of $2.2 million, as we used net operating loss carry forwards.  Our net loss attributable to common stock holders for the quarter ended September 30, 2005 increased by an additional $625,000 due to our accrual of a dividend on our preferred stock that was not paid when due in an effort to conserve cash.

Liquidity and Capital Resources

Historically, the Predecessor Companies funded operations primarily through cash flow from operations and borrowings from the shareholder of the Seller Entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. We increased the volume of wholesale sales whereby we give extended payment terms to our customers increasing receivable collection time, which during the quarter ended September 30, 2005, increased our liquidity needs.

As a result of our strategy to increase our wholesale business, our cost for television media will decline, but this savings and boost to our liquidity, will be offset by our need to purchase more inventory. In order to improve our liquidity further, we also entered into a factoring agreement in October 2005 to fund our working capital needs. As of September 30, 2005, our total working capital was $2.9 million as compared to $8.2 million as of June 30, 2005. Based on our new strategy and the anticipated growth in our wholesale business we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the progress of our research and development programs, whether we upgrade our technology, and the amount of inventory required for our expanding wholesale business. Our cash flow from operations and advances under our factoring agreement may not be sufficient to meet those working capital needs. As a result, we are seeking additional sources of captial to assure that our working capital needs are met. To date, we have been unable to secure on unsecured credit facility on acceptable terms.

For the three months ending September 30, 2005 we used approximately $534,000 to fund our operations. The cash in 2005 was used to fund operating losses, purchase inventory and finance accounts receivable. This was partially offset by an increase in accounts payable, depreciation and amortization. Our inventory increased during our first quarter to meet the increased sales demands during our second quarter. In addition our accounts receivable increased because our wholesale sales increased by 14% for the three months ended September 30, 2005 as compared to the same period on 2004. We also received the benefit of some of our net operating loss carryforwards. Which benefit was not available to our predecessor. Accounts payable rose during the first quarter due to our build up of inventory during the three months ended September 30, 2005. Depreciation and amortization also increased due to the amortization of intangible assets acquired in the connection with the asset purchase in June 2005. During the three months ended September 30, 2005, however, we did not have to pay license and royalty fees, which amounted to almost $38 million during the comparable quarter of 2004, because we acquired the intellectual property, and thus did not assume these licenses, as part of our acquisition of the Ronco business.

For the three months ended September 30, 2005, we used approximately $662,000 for investing activities. We paid approximately $162,000 to purchase equipment including software and a reclassification of tooling deposit and used $500,000 for short term investments. We maintain these investments as security for credit card chargebacks.

For the three months ended September 30, 2005, we generated approximately $562,000 from financing activities. We received net proceeds of $1,234,000 from a line of credit, which we used for working capital, and $45,000 from a long term loan, which we used to acquire a vehicle. During the quarter ended September 30, 2005, we also repaid approximately $717,000 on notes payable to the Seller Entities in connection with our acquisition of the Ronco business. We did not obtain any loans from the Seller Entities or their affiliates during the quarter ended September 30, 2005. Such loans accounted for $39 million during the quarter ended September 30, 2004.

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

The promissory notes bear simple interest at a rate equal to 9.5% per annum. The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period. We made principal payment on the notes during the three months ended September 30, 2005 in the amount of approximately $717,000. Based on management’s estimate of the products to be shipped, we anticipate that we will make principal payments for the next year in the amount of approximately $3,350,000. As the amount due under the notes is an estimate based on volumes of products shipped, as described above, we have not estimated the amounts that will be owed under the notes for subsequent fiscal years. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

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

Revolving Line Of Credit

On September 30, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our brokerage account. The borrowings bear interest at 1% above LIBOR (4.25% at September 30, 2005). There is no prepayment penalty on this revolving line of credit. The balance due on September 30, 2005 was $1,234,000. In October 2005, we repaid $850,000 of the borrowings.

Factoring Agreement

On October 25, 2005, we entered into a factoring agreement with Prestige Capital Corporation. Pursuant to this agreement, we may sell up to $8 million of our eligible accounts receivable to Prestige. Prestige will pay us between 75% and 80% of the face value of the accounts receivable at the time of assignment, and the balance, less amounts due to Prestige, when Prestige collects the accounts receivable. Prestige's fee is based on a percentage of the face value of each account receivable and varies between 2%, if the receivable is collected within 15 days, to 5.75% if the receivable is collected within 75 days. The rate goes up by 1% every 15 days thereafter. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige. This agreement is secured by all of our accounts receivable, our inventory and our general intangibles. As of November 30, 2005, we had assigned $0.5 million to Prestige. This agreement terminates on May 1, 2006, subject to certain renewal provisions or earlier termination by Prestige.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning July 1, 2005. We do not anticipate that the adoption will have an effect on our results of operations.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," that applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for us for the fiscal year ended June 30, 2007. We do not anticipate that the adoption of SFAS No. 154 will have an impact on our overall results of operations or financial position.

Critical Accounting Policies

Included in the footnotes to the consolidated and combined financial statements in our June 30, 2005 annual report on Form 10-K is a summary of all significant accounting policies used in the preparation of our consolidated and combined financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses.

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, our ability to collect accounts receivable, the value of inventories, the impairment of goodwill, the useful lives of our other long-lived intangible assets, and the recoverability of deferred tax assets. In applying these policies, management must use its informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Revenue Recognition

We recognize revenue from the sale of products when the products are shipped to the customers, provided that the price is fixed, title has been transferred and our ability to collect the resulting receivable is reasonably assured. Net sales include revenue generated from products shipped, shipping and handling fees and revenue earned on extended service contracts, less returns and sales allowances. Revenue from free trial sales are recognized after the trial period is over and the customer has not returned the product. Returns and sales allowances are for damaged goods and anticipated customer returns.

Revenue from the sale of extended service contracts is recognized on a straight-line basis over the life of the extended service contract. Extended service contract lives begin after the six-month free warranty period and range from three to four years. Amounts received from the sale of extended service contracts before revenue being recognized are included in deferred income.

We do not accrue warranty costs, since such costs have been insignificant. Shipping and handling costs are included in selling, general and administrative expenses.

Accounts Receivable

We utilize the allowance method for accounting for losses from uncollectible accounts. Under this method, an allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance based on known troubled accounts, historical experience and other currently available evidence. We perform ongoing credit evaluations of our customers. We accrue our estimated product returns and record this as a reduction of accounts receivable. The majority of our bad debts arises from the direct response business and relates to customers who purchase our products in multiple installments and fail to make all of the required payments. Although our bad debt provision shows large variations from year to year, this variation arises primarily from misclassifications of such losses that were later corrected or from the practice of the predecessor companies of analyzing and writing off bad debts less frequently than annually and does not relate to any meaningful variation in our incurrence of bad debts. We have not recognized any significant losses from litigation, claims or assessments during the years presented.

Inventories

Our inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value. With respect to the acquisition of the Ronco business, we accounted for the inventories acquired at fair value in accordance with purchase accounting. Inventory costs are comprised primarily of product, freight and duty. We write down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Intangible Assets and Goodwill

Intangible assets are comprised of patents, customer relationships, consulting agreement and trademarks. Goodwill represents acquisition costs in excess of the net assets of the businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;

●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

●	Significant negative industry or economic trends.

●
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

●	Patents are amortized over 19 years, customer relationships over 1.5 to 10 years and a consulting agreement over 3 years, utilizing the straight-line method.

Deferred Tax Valuation Allowance

In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we should be able to realize our deferred tax assets in the future, a deferred tax assets valuation allowance was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the three months ended September 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading, speculative or hedging purposes.

Our revolving line of credit with Wells Fargo in the original principal amount of $1,234,000 bears interest at 1% above LIBOR, which was 4.25% at September 30, 2005. This facility expires, and all outstanding amounts become due, on September 20, 2006. As of December 1, 2005 the balance of this loan was $400,000.

The fees due under our factoring agreement also vary between 2% and 5.75% depending on whether the account is collected in less than 15 days or in up to 75 days. The rate goes up by 1% every 15 days thereafter and there is no maximum rate. The fees are not tied to interest rates. As of November 30, 2005 we had assigned $.5 million of our accounts receivable to this factor. Our factoring agreement terminates on May 1, 2006.

We enter into a significant amount of purchase obligations outside of the United States, primarily in China, which are settled in U.S. Dollars. Therefore, we believe we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.  Controls and Procedures

a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Additionally, a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. In connection with this evaluation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, our Chief Executive Officer and Chief Financial Officer recognized that improvements were necessary in the following areas:

●
maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements,

●	maintaining adequate segregation of duties in key functions,

●	maintaining adequate controls over spreadsheets used in our financial reporting process,

●	adequately documenting certain transactions and manual journal entries, and

●	adhering to a comprehensive closing calendar.

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts are addressing the matters describe above. These efforts include segregation of duties in key functions, creating formal accounting controls, policies and procedures, hiring additional management and staff experienced in financial reporting, and documentation of our accounting and disclosure internal controls and procedures. We also performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with US Generally Accepted Accounting Principles. Based on these changes and on our completion of the preparation of financial information required for the Seller Entities, we believe we will be able to process information required for our periodic reports more rapidly and achieve timely filings.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the three months ended September 30, 2005 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

WE MAY BE REQUIRED TO MAKE SUBSTANTIAL PENALTY PAYMENTS TO HOLDERS OF OUR SERIES A CONVERTIBLE PREFERRED STOCK SINCE THIS REGISTRATION STATEMENT WAS NOT DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON OR BEFORE OCTOBER 28, 2005 AND SUCH PENALTY PAYMENTS COULD NEGATIVELY AFFECT OUR LIQUIDITY AND CASH FLOW.

In connection with the private sale of our Series A Convertible Preferred Stock, we agreed to file a registration statement with respect to the common stock into which the Series A Convertible Preferred Stock may be converted, and to cause such registration statement to be declared effective on or before October 29, 2005. We initially filed this registration statement on July 29, 2005 to fulfill this obligation. Although we filed this registration statement on a timely basis, because this registration statement was not effective by October 28, 2005, we may be obligated to pay a penalty equal to $500,000 (1% of the aggregate offering price of the preferred stock) per month until the registration statement is declared effective. As of December 6, 2005, the registration statement had not been declared effective. We are working diligently to cause the registration statement to be declared effective as soon as possible, however, depending on when the registration statement is declared effective, there could be a material negative impact on our liquidity and cash flow. We also intend to negotiate with the purchasers of our Series A Convertible Preferred Stock to reduce this payment, or to provide for a non-cash payment

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On November 28, 2005, the Company entered into a lease for 81,646 square feet of space located in Simi Valley, California. The lease has a 10-year term beginning on May 1, 2006 and ending on April 30, 2016. The monthly base rent under the lease is $44,905 for the first year and increases by approximately 0.97% each year thereafter. The lease also provides that we must pay approximately $9,800 each month for taxes, insurance, landscaping, management and reserves.

Item 6. Exhibits

The following exhibits are filed as part of this report:

10.1	Lease dated October 13, 2005 by and between Ronco Corporation and E.G. Sirrah, LLC.

31.1	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Chatsworth, in the State of California, on December 6, 2005.

RONCO CORPORATION.

Date: December 6, 2005	By:	/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr.
Chief Executive Officer

Date: December 6, 2005	By:	/s/ Evan J. Warshawsky
Evan J. Warshawsky
Chief Financial Officer