Form 10-Q/A
period 2005-09-30
RONCO CORP
filed 2005-12-07
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

All references to "Ronco," "we," "our," "our company," "us" or the "Company" in this Quarterly Report on Form 10-Q refer to Ronco Corporation and its subsidiary. As explained elsewhere in this report, our company was previously named Fi-Tek VII, Inc. and operated as a "blank check" company (a company with no significant business operations or specific business purpose) before June 30, 2005. On June 27, 2005, we (then named Fi-Tek VII, Inc.) closed a merger transaction resulting in a change of control. In connection with this transaction, we changed our name to Ronco Corporation. On June 30, 2005, we also acquired certain business and assets owned and operated by Mr. Ronald M. Popeil and certain entities affiliated with Mr. Popeil, as described in this report. All references to "our business," "Ronco's business" and similar references to the business and assets described in this report refer to the business and assets that we acquired on June 30, 2005, and not to our operations under the name Fi-Tek VII, Inc. before June 30, 2005.

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

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either "refresh" the show by editing in a new offer or new footage, or produce a completely new show. In this way, we are able to extend the product line on television which increases the cumulative brand awareness and increases the sell-through at retail. Because we do not expect to produce a new informercial during the balance of 2005, we expect direct response revenues to decline during the next quarter. We do, however, plan to introduce new informercials in 2006.

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

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. For instance, during the three months ended September 30, 2005 as compared to the three-months ended September 30, 2004, gross margins declined from 79% to 65% as we increased our wholesale business sales, from 15% to 32% of our total net sales. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale revenues. We do not anticipate that the growth of our wholesale business will offset the decline in the direct response business in 2005, however, we believe that the wholesale business will ultimate prove to be a successful one for us.

Results of Operations

Prior to our acquisition of the Ronco business on June 30, 2005, we had no operations. As a result, the Ronco business is considered the predecessor company. For comparative purposes we have shown the predecessor company’s results for the three months ended September 30, 2004.

Net Sales. Net sales for the three months ended September 30, 2005 were $12.8 million, compared to $21.1 million for the three months ended September 30, 2004. The decline of  $8.3 million, or 39%,  in net sales for the three months ended September 30, 2005 is composed primarily of a decline in sales of our rotisserie ovens by approximately $.5 million and a decline in sales of our cutlery sector by $7.1 million. Net sales declined primarily due to the fact that our informercial for our rotisserie line is more than 2 years old and the infomercial for our cutlery line is more than 18 months old. Historically our informercials generate the highest sales in the first 18 months then decline as the infomercial loses its freshness. Sales also declined due to special promotions in our direct response business that were not offered in 2004. Our direct response sales declined by approximately 51% while our wholesale revenues increased by approximately 17% for the three months ended September 30, 2005. We expect this trend to continue though the end of the year.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 were $13.6 million compared to $17.9 million for the three months ended September 30, 2004. This decline of approximately $4.3 million, or 24%, was primarily due to a $5 million reduction in advertising expenses and a $0.8 million elimination of licensing and royalties fees as a result of our acquisition of all related patents in June 2005. The decline was partially offset by an increase of professional fees and salaries. As a percentage of revenues, selling, general and administrative expenses increased from 85% to 107% during the quarter. This increase was primarily due to a decrease in revenue, an increase in salaries and professional fees and amortization of intangible assets acquired in the merger.

Operating loss. Our operating loss for the three months ended September 30, 2005 was $5.2 million compared to $1.4 million for the three months ended September 30, 2004. The increase in our operating loss of approximately $3.9 million, or 288%, in 2005 is primarily attributable to lower sales volume and lower gross margin. This was partially offset by a decline of approximately $4.3 million in selling, general and administrative expenses.

Net Loss. Our net loss for the three months ended September 30, 2005 was $3.3 million compared to $1.3 million for the comparable quarter in 2004.  The increase in our net loss of approximately $2.0 million in 2005 is due to the reasons described above, but was partially offset by an income tax benefit of $2.2 million.  Our net loss attributable to common stock holders for the quarter ended September 30, 2005 increased by an additional $625,000 due to our accrual of a dividend on our preferred stock that was not paid when due in an effort to conserve cash.

Liquidity and Capital Resources

Historically, the Predecessor Entities funded operations primarily through cash flow from operations and borrowings from the shareholder of the Seller Entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. During the quarter ended September 30, 2005, we increased the volume of wholesale sales whereby we give extended payment terms to our customers increasing receivable collection time, which increased our liquidity needs. As a result of our strategy to increase our wholesale business, our cost for television media will decline, but this savings and boost to our liquidity will be offset by our need to purchase more inventory.

In order to improve our liquidity further, we also entered into a factoring agreement in October 2005 to fund our working capital needs. As of September 30, 2005, our total working capital was $2.9 million as compared to $8.2 million as of June 30, 2005. Based on our new strategy and the anticipated growth in our wholesale business we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the progress of our research and development programs, whether we upgrade our technology, and the amount of inventory required for our expanding wholesale business. Our cash flow from operations and advances under our factoring agreement may not be sufficient to meet those working capital needs. As a result, we are seeking additional sources of captial to assure that our working capital needs are met. To date, we have been unable to secure an unsecured credit facility on acceptable terms.

For the three months ending September 30, 2005 we used approximately $534,000 to fund our operations. The cash in 2005 was used to fund operating losses, purchase inventory and finance accounts receivable. This was partially offset by an increase in accounts payable, depreciation and amortization. Our inventory increased during our first quarter to meet the increased sales demands during our second quarter. In addition our accounts receivable increased because our wholesale sales increased by 17% for the three months ended September 30, 2005 as compared to the same period on 2004. We also received an income tax benefit which the benefit was not available to our predecessor. Accounts payable rose during the first quarter due to our build up of inventory during the three months ended September 30, 2005. Depreciation and amortization also increased due to the amortization of intangible assets acquired in the connection with the asset purchase in June 2005. During the three months ended September 30, 2005, we did not have to pay license and royalty fees as compared to the three months ended September 30, 2004 when $38 million was paid for the balance owed for license and royalty fees. We acquired the intellectual property, and thus did not assume these licenses, as part of our acquisition of the Ronco business.

For the three months ended September 30, 2005, we used approximately $662,000 for investing activities. We paid approximately $162,000 to purchase equipment, including software, and used $500,000 for short term investments.

For the three months ended September 30, 2005, we generated approximately $562,000 from financing activities. We received net proceeds of $1,234,000 from a line of credit, which we used for working capital, and $45,000 from a long term loan, which we used to acquire a vehicle. During the quarter ended September 30, 2005, we also repaid approximately $717,000 on notes payable to the Seller Entities in connection with our acquisition of the Ronco business. We did not obtain any loans from the Seller Entities or their affiliates during the quarter ended September 30, 2005. During the quarter ended September 30, 2004, loans from the Seller Entities accounted for $39 million, the proceeds of which were used primarily to pay license and royalty fees of $38 million.

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

Revolving Line Of Credit

On September 30, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our corporate investment bonds. The borrowings bear interest at 1% above LIBOR (4.25% at September 30, 2005). There is no prepayment penalty on this revolving line of credit. In October 2005, we repaid $850,000 of the borrowings because $1,000,000 of our corporate investments bonds which were collaterized for the loan was called.

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

Our revolving line of credit with Wells Fargo in the original principal amount of $1,234,000 bears interest at 1% above LIBOR, which was 4.25% at September 30, 2005. This facility expires, and all outstanding amounts become due, on September 20, 2006. As of December 1, 2005 the balance of this loan was approximately $400,000.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The information contained in this report is intended to update the information contained in our annual report on Form 10-K for the period ended June 30, 2005 and presumes that readers have access to, and will have read the "Risks Factors" and other information contained in such report.
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

Item 6. Exhibits

The following exhibits are filed as part of this report:

10.23	Lease dated October 13, 2005 by and between Ronco Corporation and E.G. Sirrah, LLC.*

31.1	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________
* Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed December 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Amendment No. 1 to Form 10-Q report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Chatsworth, in the State of California, on December 6, 2005.

RONCO CORPORATION.

Date: December 6, 2005	By:	/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr.
Chief Executive Officer

Date: December 6, 2005	By:	/s/ Evan J. Warshawsky
Evan J. Warshawsky
Chief Financial Officer