Form 10KSB/A
period 2004-06-30
RONCO CORP
filed 2006-01-20
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27471

RONCO CORPORATION (F/K/A FI-TEK VII, INC.)

(Name of small business issuer in its charter)

Delaware	84-1148206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 High Street, Denver Colorado	80218
(Address of principal executive offices)	(Zip Code)

(303) 778-7443

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

Yes ☒ No ☐

As of October 12, 2004, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $622,875.

The number of shares outstanding of the registrant's only class of common stock, as of October 12, 2004, was 36,507,500.

Registration Statement 0-27471 as amended, is incorporated into Part I of this Report.

Exhibit Index is located at Page 9.

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

Results of Operations

Since completing its public offering in October 1992, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $11 and $20, no revenues were received by the Company during the fiscal years ended June 30, 2004 and 2003, respectively. Since inception, the Company has earned interest income of $13,180. No other revenues have been received by the Company since inception. The Company experienced a net loss of $6,951 and $3,493, respectively, during the fiscal years ended June 30, 2004 and 2003. This increase in net loss is attributable to timing differences in the payment of expenses related to reporting requirements, additional accounting expenses subsequent to the passage of the Sarbanes-Oxley Act, and differences in expenses associated with acquisition activities.

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

Tabular presentation of other "blind pool" companies with which management has been involved

Corporation	Date of Incorp.	Regist. Form	Merger status	Principal terms of merger

Fi-Tek Corp	10-15-1984	Form S-18	Merged with	Issued new stock to share-
	4-2-1986	001-12633	Boston Technology	holders of Boston Tech.
			Inc. in 1987	representing 80% of the
outstanding stock.

Fi-Tek II, Inc.	5-21-1987	Form S-18	Merged with Online	Issued new stock to share-
	3-10-1988	33-17260-D	Communications	holders of Online Comm.
			Inc. in Nov. 88	representing 80% of out-
standing stock.

Fi-Tek III, Inc.	9-19-1988	Form S-18	Merged with VSI	Issued new stock to share-
	5-26-1989	001-10927	Enterprises, Inc. in	holders of VSI Enterprises
			Aug. 1990	representing 89% of out-
standing stock.

Fi-Tek IV, Inc.	8-3-1989	Form S-18	Merged with DBS	Issued new stock to share-
	5-11-1990	33-31868-D	Industries in	holders of DBS repre-
			December 1992	senting 85% of outstanding
stock.

Fi-Tek V, Inc.	8-3-1989	Form S-18	Merged with Laidlaw	Issued new stock to share-
	7-10-1991	33-37203-D	Holding Inc., and	to shareholders of
			Westminster	Laidlaw and Westminster
			Securities in June	representing 95% of
			1999	outstanding stock.

Fi-Tek VI, Inc.(1)	7-12-1990	Form S-18	Merged with	Issued new stock to share-
	4-14-1992	33-37513-D	Psychrometric	holders of PSI representing
			Systems Inc.(PSI)	90% of outstanding stock.
in Sept. 1997

Fi-Tek VII, Inc.	7-12-1990	Form S-18	Seeking merger with	N/A
Inc.	4-14-1992	33-37514-D	unidentified company

Power Capital	5-30-1989	Form S-18	Merged with First	Issued new stock to share-
Inc.	9-19-1989	33-30153-B	National Film Corp. in	holders of First National
			1993	representing 85% of out-
standing stock

Bridgestone	12-1-1989	Form S-18	Merged with Intellectual	Issued new stock to share-
Corp.(2)	4-17- 1990	33-33092-D	Technology Inc. (ITI) in	holders of ITI representing
			March 1997	90% of outstanding stock.

Fieldcrest	12-1-1989	Form S-18	Merged with Softlock	Issued new stock
Corp.	2-12-1991	33-37751-D	Services Inc. in July	to shareholders of
			July 1998	Softlock representing 90%
of outstanding stock.

The Phoenix Com-	12-8-1987	Form S-18	Seeking merger with	N/A
panies Inc. (4)	12-5-1989	33-30598-D	unidentified company

Bluestone	2-1-1987	Form S-18	Merged with Dialogue	Issued new stock to share-
Capital Corp.	7-13-1988	Unknown	Inc. in December 1989	holders of Dialogue repre-
senting 90% of outstanding
stock.

Catalina Capital	4-27-1990	Form S-18	Merged with Instant	Issued new stock to share-
Corp.(5)	1-20-1991	33-35580-B	Video Technologies,	holders of Instant Video
			Inc. April 1992	representing 85% of
outstanding stock.

Harbor Capital	5-11-1992	Form S-18	Merged with Benefits	Issued new stock to share-
Corp. (5)	11-10-1992	33-57982-D	Administration Inc.	holders of Benefits repre-
			in August 1997	senting 90% of outstanding
stock.

OSK Capital I	3-2-1999	Form 10SB12G	(3)	N/A
Corp.(5)	10-20-1999	0-27109

OSK Capital	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
II Corp.(5)	3-6-2000	0-28791	to/with Unidentified
Company

OSK Capital	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
III Corp. (5)	5-20-2000	0-30023	to/with Unidentified
Company

Park Hill Capital I	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
Corp.(5)	10-20-1999	0-27911	to/with Unidentified
Company

Park Hill	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
Capital II	3-6-2000	0-28791	to/with Unidentified
Corp. (5)			Company

Park Hill	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
Capital III	5-20-2000	0-30021	to/with Unidentified
Corp.(5)			Company

Franklin	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
Resources I	10-30-1999	0-27169	to/with Unidentified
Corp.(5)			Company

Franklin	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
Resources II	3-6-2000	0-28795	to/with Unidentified
Corp (5)			Company

Franklin	3-2-1999	Form 10SB12G	Seeking Merger or sale	N/A
Resources III	5-20-2000	0-30017	to/with Unidentified
Corp.(5)			Company

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

(3) Mr. Kramer exchanged his stock in OSK Capital I for 147,000 shares of New York Regional Rail (NYRR), with a value at the time of exchange (February 18, 2000) of $73,500. All other shareholders of OSK exchanged their holdings as well.

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

Name and Address of	Number of Shares	Percentage
Beneficial Owner	Owner Beneficially	of Class

*Frank L. Kramer	8,400,000	23%
7676 E. Arizona Drive
Denver, CO 80231

*Ronald J. Miller	9,250,000 (1)	25%
300 High Street
Denver, CO 80218

Maurice LaFlamme	4,250,000	12%
49 Bay View Drive North
Jamestown, RI 02835

Robert Neece	2,150,000	6%
303 E. 17th Ave
Suite 800
Denver, Co. 80203

*All directors and	17,650,000	48%
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

PART IV

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The following Financial Statements are filed as part of this report:

(b) Reports on Form 8-K

None.

(c) Exhibits

The following Exhibits are filed with this report:

Name of Exhibit

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other fees billed by either the Stark Firm or the Comiskey Firm during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

RONCO CORPORATION (F/K/A FI-TEK VII, INC.)

Date: January 20, 2006	By:	/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr., President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: January 20, 2006	By:	/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr., Director, President and Chief Executive Officer (Principal Executive Officer)

Date: January 20, 2006	By:	/s/ Evan J. Warshawsky
Evan J. Warshawsky, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: January 20, 2006	By:	/s/ Harold D. Kahn
Harold D. Kahn, Director

Date: January 20, 2006	By:	/s/ A. Emerson Martin
A. Emerson Martin, II, Director

Date: January 20, 2006	By:	/s/ Gregg A. Mockenhaupt
Gregg A. Mockenhaupt, Director

Date: January 12, 2006	By:	/s/ Thomas J. Lykos, Jr.
Thomas J. Lykos, Jr., Director

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

/s/ COMISKEY & COMPANY
PROFESSIONAL CORPORATION

Denver, Colorado
September 17, 2003

Fi-Tek VII, Inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2004

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$22,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,279

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value;
20,000,000 shares authorized;
no shares issued and outstanding	—
Common stock, $0.00001 par value;
500,000,000 shares authorized;
36,507,500 shares issued and
outstanding	365
Additional paid-in capital	74,102
(Deficit) accumulated during the
development stage	(53,259)
21,208
$22,487

The accompanying notes are an integral part of the financial statements.

Fi-Tek VII, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended June 30,		Period July 12, 1990 (Inception) to June 30,
	2004	2003	2004

REVENUES
Investment income	$11	$20	$13,180
EXPENSES
Amortization	-	-	500
Legal and accounting	4,464	3,991	44,920
Officer compensation	-	-	3,000
Office expense	-	-	5,889
Taxes and licenses	-	-	2,433
Service fees	216	11	252
Transfer agent	2,282	884	9,445
Total expenses	$6,962	$4,886	$66,439
NET (LOSS)	$(6,951)	$(4,866)	$(53,259)

NET (LOSS) PER SHARE	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	36,507,500	32,957,500	28,698,957

The accompanying notes are an integral part of the financial statements

Fi-Tek VII, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (July 12, 1990) to June 30, 2004

	Common stock			(Deficit) accumulated during the	Total
	Number of shares	Amount	Additional paid-in capital	development stage	stockholders equity

Common stock issued for cash, July and August, 1990 at between $0.0003 and $0.003 per share	21,000,000	$210	$17,790	$-	$18,000

Net (loss) for the period July 12, 1990 (inception) through June 30, 1991	-	-	-	(1,852)	(1,852)

Net (loss) for the year ended June 30, 1992	-	-	-	(431)	(431)

Common stock issued upon closing of public offering October 29, 1992 at $0.02 per share	8,017,500	80	160,310	-	160,390

Deferred offering cost	-	-	(46,335)	-	(46,335)

Net (loss) for the year ended June 30, 1993	-	-	-	(7,100)	(7,100)

Net (loss) for the year ended June 30, 1994	-	-	-	(3,682)	(3,682)

Net (loss) for the year ended June 30, 1995	-	-	-	(2,187)	(2,187)

Refund of escrowed monies	-	-	(93,678)	-	(93,678)

Net (loss) for the year ended June 30, 1996	-	-	-	(1,808)	(1,808)

Net (loss) for the year Ended June 30, 1997	-	-	-	(3,621)	(3,621)

Net (loss) for the year Ended June 30, 1998	-	-	-	(3,873)	(3,873)

Common stock issued for cash, April 1999 at $0.001 per share	340,000	4	336	-	340

Common stock issued for cash, June 1999 at $0.005 per share	2,000,000	20	9,980	-	10,000

Net (loss) for the year Ended June 30, 1999	-	-	-	(4,512)	(4,512)

Net (loss) for the year Ended June 30, 2000	-	-	-	(4,494)	(4,494)

Net (loss) for the year Ended June 30, 2001	-	-	-	(3,843)	(3,843)

Net (loss) for the year Ended June 30, 2002	-	-	-	(4,039)	(4,039)

Common stock issued for cash, April 2003 at $0.005 per share	1,600,000	16	7,984	-	8,000

Net (loss) for the year Ended June 30, 2003	-	-	-	(4,866)	(4,866)

Common stock issued for cash, June 2004 at $0.005 per share	3,550,000	35	17,715	-	17,750

Net (loss) for the year Ended June 30, 2004	-	-	-	(6,951)	(6,951)
Balance, June 30, 2004	36,507,500	$365	$74,102	$(53,259)	$21,208

The accompanying notes are an integral part of the financial statements

Fi-Tek VII, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended June 30,		Period July 12, 1990 (Inception) to June 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,951)	$(4,866)	$(53,259)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	-	-	500
Increase (decrease) in accounts payable	1,204	(75)	274

Net cash flows (used in) operating activities	(5,747)	(4,941)	(51,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	-	-	(500)

Net cash flows from investing activities	-	-	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	17,750	8,000	214,480
Deferred offering costs paid	-	-	(46,335)
Statutory escrow contribution	-	-	(93,678)
Loans from shareholders	-	-	4,000
Repayment of loans from shareholders	-	-	(4,000)

Net cash flows provided by financing activities	17,750	8,000	74,467

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,003	3,059	22,487

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,484	7,425	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,487	$10,484	$22,487

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

Consideration of Other Comprehensive Income Items
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the

1. Summary of Significant Accounting Policies (continued)

year ended June 30, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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