Form 10-K/A
period 2005-06-30
RONCO CORP
filed 2006-01-20
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K/A

(Mark One)
☐	Annual Report pursuant to Section 13 or 15(d) of the Securities Act of 1934

or

☒	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of  October 1, 2004 to June 30, 2005

Commission file number: 0-27471

RONCO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1148206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

21344 Superior Street, Chatsworth, California	91311
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (818) 775-4602

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated fileræ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Form 10-K/A for the transition period of October 1, 2004 to June 30, 2005 modifies our Form 10-K for the period from October 15, 2004 (Date of Inception) to June 30, 2005 filed on November 4, 2005, which was subsequently amended by our Form 10-K/A filed on November 16, 2005. This Form 10-K/A does not purport to provide a general update or discussion of any developments subsequent to the original filing of November 4, 2005. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

RONCO CORPORATION.
FORM 10-K/A
TRANSITION PERIOD OF
OCTOBER 1, 2004 TO
JUNE 30, 2005

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many of the statements included in this Annual Report on Form 10-K/A contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 1A under the heading "Risk Factors," as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that may affect these projections or expectations include, but are not limited to those discussed in "Risk Factors."

The results of our operations have varied significantly in the past and we expect our operations to continue to vary in the future. A number of factors, some of which are outside of our control, will cause our results to fluctuate, including:

•	seasonal patterns affecting consumer spending, primarily related to the Christmas holiday season as well as other gift-centric holidays;

•	other seasonal patterns affecting the performance of television media, primarily weather;

•	the relative availability of attractive media time within a given period for us to promote our products;

•	changes in interest rates, which may impact certain customers' decisions to make purchases through credit cards;

•	the impact of general economic conditions;

•	the introduction of new product offerings; and

•	the introduction of new infomercials for existing products.

Given such risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

These forward-looking statements speak only as of the date of this report and, unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in other reports and documents we will file with the Securities and Exchange Commission after the date of this report.

All references to "we," "our," "our company," or "us" in this Annual Report on Form 10-K/A refer to Ronco Corporation and its subsidiary. As explained elsewhere in this report, we were previously named Fi-Tek VII, Inc. and operated as a "blank check" company (a company with no significant business operations or specific business purpose) before June 2005. In late June 2005, we (then named Fi-Tek VII, Inc.) closed a merger transaction resulting in a change of control. In connection with this transaction, we changed our name to Ronco Corporation. In late June 2005, we also acquired certain business and assets owned and operated by Mr. Ronald M. Popeil and certain entities affiliated with Mr. Popeil, as described in this report. All references to "our business," "Ronco's business" and similar references to the business and assets described in this report refer to the business and assets that were acquired in June 2005, and not to our operations under the name Fi-Tek VII, Inc. before June 2005.

PART I

ITEM 1.  BUSINESS

Overview

We are a developer, marketer and distributor of branded consumer products for the kitchen and home. Our products are primarily sold through direct response television marketing by broadcasting 30-minute long advertisements commonly referred to as “infomercials.” Ronald M. Popeil, our principal consultant and founder of the Ronco business, began selling products under the Ronco brand over forty years ago.

We were incorporated under the name Fi-Tek VII, Inc. under the laws of the State of Delaware on July 12, 1990. Before June 30, 2005, we were a “blank check” company. During that time, we engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates.

In June 2005, we (at the time operating under the name Fi-Tek VII, Inc.) completed a series of related transactions, pursuant to which we acquired assets comprising the Ronco business. The acquired assets and business were previously owned and operated by Ronco Inventions, LLC, Popeil Inventions, Inc., and RP Productions, Inc., which we refer to collectively as the predecessor entities. We also acquired certain patents and other intellectual property rights from Mr. Popeil. Mr. Popeil is the primary beneficiary of a family trust, RMP Family Trust, which owns and controls the predecessor entities. On June 30, 2005, we changed our name to Ronco Corporation.

The Ronco Acquisition

In October 2003, Richard F. Allen, Sr., our current President and Chief Executive Officer, commenced discussions with Mr. Popeil regarding the possibility of purchasing the business of the predecessor entities. Mr. Allen enlisted the assistance of UCC Capital Corporation, an advisory firm based in New York, and certain of its principals to provide advice on the specific structure of the proposed acquisition.

On October 15, 2004, these parties formed Ronco Marketing Corporation for the purpose of acquiring the assets comprising the business of the predecessor entities and certain patents and intellectual property rights from Mr. Popeil. Upon formation, shares of Ronco Marketing Corporation’s common stock were initially issued to a group of entities owned and controlled by the principals of UCC Capital Corporation, including Copper Beech Equity Partners LLC, Coll International LLC and Content Holding LLC. We refer to these entities, collectively with their affiliates, as the “venture group.” Ronco Marketing Corporation secured its initial working capital through the sale of additional shares of its common stock and the issuance of approximately $392,000 in promissory notes to three investors, Frank Milewski, Paul Wallace and the Terra Nova Group, who we refer to as the “Ronco private group.”

On December 10, 2004, Ronco Marketing Corporation entered into an asset purchase agreement with the predecessor entities to acquire substantially all of the assets of the predecessor entities and certain patents and intellectual property rights from Mr. Popeil for a total purchase price of $56.509 million, consisting of $40.209 million in cash and $16.3 million in the form of promissory notes. Costs associated with the transaction were approximately $5.7 million, including fees to investment bankers and other professional advisors who assisted with the transaction. Transaction costs also included the issuance of an aggregate of 173,713 of our shares to Profit Planners, Inc. and Gilbert Azafrani, our current general counsel, for services rendered in connection with the purchase of the Ronco business. In connection with the asset sale, the predecessor entities also entered into an assignment and assumption agreement with Ronco Marketing Corporation on June 30, 2005, whereby the predecessor entities assigned all of their rights, title and interest in and to certain trademarks, copyrights, patents and other intangible assets to Ronco Marketing Corporation. Pursuant to the agreement, Ronco Marketing Corporation also assumed certain of the predecessor entities’ liabilities. The sale of assets and other transactions contemplated under the asset purchase agreement closed on June 30, 2005.

On May 23, 2005, we entered into an agreement and plan of merger with Ronco Marketing Corporation. Ronco Marketing Corporation’s primary asset, as of May 23, 2005, was its asset purchase agreement with the predecessor entities and Mr. Popeil. Pursuant to the merger agreement, our wholly-owned subsidiary, Ronco Acquisition Corporation, merged with and into Ronco Marketing Corporation and Ronco Marketing Corporation subsequently became our wholly-owned subsidiary. The closing of the merger occurred on June 29, 2005. Upon the closing of the merger we completed a 1 for 89 reverse stock split of our outstanding shares of common stock. In addition, upon the closing of the merger (i) each share of our common stock issued and outstanding immediately prior to June 29, 2005 remained issued and outstanding, (ii) each share of Ronco Acquisition Corporation’s common stock issued and outstanding immediately prior to June 29, 2005 ceased to be outstanding and was converted into one share of common stock of Ronco Marketing Corporation and (iii) each share of Ronco Marketing Corporation’s common stock issued and outstanding immediately prior to the June 29, 2005 ceased to be outstanding and was converted into and exchanged for 1.6452794 shares of our common stock, for an aggregate of 800,002 post reverse split shares. Our then existing stockholders (our stockholders prior to the merger) retained the remaining 477,639 shares of our outstanding common stock following the merger.

On May 20, 2005, Ronco Marketing Corporation entered into an advisory agreement with Copper Beech Equity Partners LLC, Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC whereby they would act as exclusive financial advisor to Ronco Marketing Corporation. Pursuant to the agreement, as compensation for their services in connection with Ronco Marketing Corporation’s purchase of assets from the predecessor entities, we paid cash fees consisting of (i) a base fee of $1,800,000 and (ii) an incremental fee equal to five percent of any of our cash and cash equivalents in excess of $6 million at the closing. As compensation for their services in connection with the merger, we also issued Copper Beech, Coll and Content Holding an aggregate of 533,334 shares of common stock at a price of $0.01 per share. We also reimbursed a total of $700,000 to Copperfield Equity Partners, Coll International, and Content Holding for certain expenses incurred in connection with the purchase of these assets.

On May 26, 2005, Ronco Marketing Corporation entered into an exclusive placement agent agreement with Sanders Morris Harris, Inc. pursuant to which Sanders Morris Harris identified subscribers to purchase shares in our Series A Convertible Preferred Stock financing that closed on June 30, 2005. Pursuant to the terms of the placement agent agreement and in consideration of services provided by Sanders Morris Harris, we paid Sanders Morris Harris $3,500,000, issued Sanders Morris Harris a warrant to purchase 266,667 shares of our common stock and reimbursed them for certain out-of-pocket expenses. The warrant has an exercise price of $3.77 per share and is exercisable for five years from July 1, 2005. The agreement terminated following the financing. Messrs. A. Emerson Martin, II and Gregg A. Mockenhaupt are each managing directors of Sanders Morris Harris and are also members of our board of directors.

In order to finance the cash portion of the purchase price of the Ronco business, we issued and sold 13,262,600 shares of our Series A Convertible Preferred Stock for an aggregate of $50 million. Each share of Series A Convertible Preferred Stock is currently convertible into one share of our common stock. Holders of the Series A Convertible Preferred Stock are entitled to one vote per share, and the Series A Convertible Preferred Stock votes together with our common stock on all matters. Holders of our Series A Convertible Preferred Stock are also entitled to cumulative dividends at a rate of $0.1885 per share per annum payable quarterly in arrears, at our option in cash or Series A Convertible Preferred Stock. We offered and sold these shares of Series A Convertible Preferred Stock in a private transaction that closed contemporaneously with the asset purchase. In connection with the sale of the Series A Convertible Preferred Stock, we agreed to file a registration statement with the SEC to register the sale of the shares of common stock underlying the Series A Convertible Preferred Stock. We agreed that if the registration statement was not declared effective on or before October 29, 2005, we would be obligated to pay a penalty equal to $500,000 (1% of the aggregate offering price of the preferred stock) per month until the registration statement was declared effective.

In connection with the purchase of the Ronco business, Ronco Marketing Corporation also issued promissory notes in the aggregate principal amount of $16.3 million. The aggregate principal amount issued was based on the estimated net value of the acquired assets, as defined in the asset purchase agreement, and may be adjusted based on the actual net value of these assets. The aggregate principal amount may be increased if the actual net value of the acquired assets exceeds the estimated amount, and decreased if the actual net value is less than the estimated amount, as provided in the promissory notes. Under the asset purchase agreement, we completed an accounting after the closing to determine the actual net value of the acquired assets as of the closing date of the asset purchase. According to our accounting, the actual net value of these assets is lower than the estimated value specified in the purchase agreement, and we expect the aggregate principal amount of the notes will be reduced to approximately $13.158 million. If the predecessor entities and Mr. Popeil disagree with our calculations, they could contest the reduction of the principal amount of the notes. Any dispute over the adjustment of the principal amount of the notes would be resolved through arbitration, pursuant to the asset purchase agreement.

The promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes in any period are based on the per-unit dollar value of products shipped by us within the period, as provided in the purchase agreement. Any outstanding principal and interest on the notes will become due and payable in full on the earlier of a change of control transaction or June 29, 2010. We may prepay all or any portion of the then-outstanding balance of these promissory notes at any time without incurring a premium or penalty. Upon occurrence of an event of default that is not cured within the time period specified in the promissory notes, the interest rate on the promissory notes will increase immediately to 11% per annum and any unpaid principal and interest will become immediately due and payable. In addition, Mr. Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed under the asset purchase agreement and will receive a right of first refusal to purchase the intellectual property rights acquired under the asset purchase agreement before these rights may be sold or transferred to any other party.

The following table summarizes these transactions and our corporate structure:

RONCO CORPORATION
CORPORATE STRUCTURE

PUBLIC COMPANY
Ronco Corporation
(fka Fi-Tek VII, Inc.)
incorporated 7/12/90
VENTURE GROUP
constituents beneficially own 533,334 shares of common stock of Ronco Corporation
100%
PREFERRED SHAREHOLDERS
$50 million raised through private offering of Series A Convertible Prefered Stock in June 2005
Reverse merger completed on June 29, 2005
RONCO PRIVATE GROUP
constituents beneficially own 266,668 shares of common stock of Ronco Corporation
WHOLLY-OWNED SUBSIDIARY
Ronco Marketing Corp.
incorporated 10/15/2004
Assets acquired by merged company on June , 2005
$40,209,000 paid to selling entities on June 30, 2005
Operating Assets of
Ronco Inventions, LLC
Popeil Inventions, Inc.
RP Productions, Inc.
Patents owned by
Ron Popeil
RONCO SELLERS GROUP
RMP FAMILY TRUST
Ronald M. Popeil
Primary Beneficiary
PASS-THRU COMPANIES
RONCO, INC.
RONCO R&D, INC.
OPERATING COMPANIES
RP PRODUCTIONS, INC.
RONCO INVENTIONS, LLC
POPEIL INVENTIONS, INC.

Our Products

We operate in a single operating segment which designs, sources, markets and distributes our products. We currently offer two product categories: kitchen products and household products. All of our products carry the Ronco or Popeil brand names.

  Kitchen Products

We manufacture or source, market and distribute innovative, affordable and highly functional products for use in kitchens. Our products include the following:

•	Showtime Rotisserie & BBQ	•	Electric Food Dehydrator

•	Six Star+™ Cutlery Set	•	Popeil’s Pasta Maker

•	Solid Flavor Injector

        We may also reintroduce other products into the market overtime, including the Chop-O-Matic, Bagel Slicer, Dial-O-Matic and Inside the Shell Egg Scrambler.

Our most prominent and successful product line today is our family of Showtime Rotisserie & BBQ electric rotisserie ovens and accessories. We offer several models of Showtime ovens including the standard unit, the compact unit and the professional unit. In addition, we sell a variety of accessories which complement this appliance, including cookbooks, food products, flavor injectors, gloves, racks, and self-turning kebab rods. Historically, our Showtime rotisserie products have had very low return rates, averaging 3% of units sold. Since the 1998 launch of this product family, over $750 million in Showtime-related products have been sold. The majority of the sales originated from direct response television marketing. In January 2005, our Showtime rotisserie oven was rated by the Wall Street Journal to be a superior infomercial product offering and a superior cooking appliance.

Our second most prominent product line is the family of Six Star+ Cutlery Sets of knives for use in residential kitchens. We offer a range of accessories that complement our Six Star+ Cutlery Sets, including flatware, knife sharpeners, scissors and wooden blocks. Since this product family’s introduction in November 2003, over 500,000 Six Star+ Cutlery Sets have been sold with a return rate of less than 3%.

Since 2002, the Showtime family of products and the Six Star+ cutlery family of products have accounted for in excess of 92% of our revenues.

  Household Products

We also manufacture or source, market and distribute the Pocket Fisherman and GLH Formula Number 9 Hair System. These products are not marketed directly through infomercials. We may re-introduce other Ronco brand household products to the market over time, including the Rhinestone and Stud Settler, Mr. Microphone, Mr. Dentist, the Smokeless Ashtray, CleanAire Filter, Miracle Broom, the Cordless Electric Portable Sewing Machine and Ronco record compilations.

We believe that our products are characterized by their fundamental utility, innovation, quality and value. The majority of our products were developed by Mr. Popeil, and we acquired the intellectual property rights underlying those product lines through our acquisition of the Ronco business. We have established multiple sourcing relationships with manufacturers that provide us with low-cost, high-volume production capacity, consistent product quality and quick response times. We have also established a highly-efficient order fulfillment system which integrates our own systems and processes with those of nationally-recognized third-party telemarketing and fulfillment vendors. We believe that our order fulfillment process provides a high degree of customer satisfaction and leads to product up-sells and repeat business.

Our Industry

Direct response marketing is a form of advertising or promotion that seeks to generate an immediate sale or lead from prospective customers. The direct response industry, which consists of direct response television, marketing, live home shopping channels, direct mail, catalogs, internet marketing and advertising, and outbound telemarketing, is one of the fastest growing segments of the retailing industry.

Direct response marketing allows marketers to develop, test, implement, measure and modify their marketing programs. The advertiser can monitor exactly how much business is derived from each station, each commercial flight and each creative effort. Direct response television has succeeded as a medium in part because the format allows potential purchasers to see products actually in use. Direct response television combines the power of television with the precision of direct marketing. Top direct response television product categories have historically included fitness equipment (Bowflex, Buns of Steel, 60-Second Abs); housewares (Magic Bullet, Miracle Blade, Perfect Pancake, Food Saver, George Foreman Grill, Turbo Cooker); beauty products (Proactive, Natural Advantage, Youthful Essence); healthcare and diet products (Six Week Makeover, CyberSonic, Ionic Breather, CortiSlim), and coins and collectibles (The Franklin Mint, Morgan Mint, American Historic Society).

Direct response television consists of both short-form infomercials and long-form infomercials. Short-form infomercials are typically one to three minutes in length and are used to market simple, easy-to-understand products with very affordable price points. In contrast, long-form infomercials are typically twenty-eight to thirty minutes in length and utilize a more elaborate sales pitch, which generally involves identifying a problem or need and introducing a product solution, supported by product demonstrations, question-and-answer sessions and audience testimonials. Long-form infomercials are the medium of choice for products sold at a higher price point and require a more elaborate presentation of the product’s features and benefits.

Many infomercials are filmed before a studio audience and feature one or more hosts to explain and demonstrate the virtues of a given product, solicit audience member testimonials and then present the opportunity to purchase a given product through a toll-free phone number provided during the infomercial. The atmosphere created within an infomercial is generally positive and high-energy to convey the benefits created by a product. Often, celebrities are enlisted to act as hosts or to otherwise endorse products marketed through infomercials.

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

Availability of time periods varies from station to station, depending on programming. The majority of customer purchases occur within the first four hours following the airing of infomercial programs. Some direct response television companies also choose to market their products through retail channels, particularly after a product has been on air a sufficient amount of time to build brand awareness required for success at the retail level.

In addition to domestic television and retail channels, there is generally a significant demand for U.S. direct response television products internationally. A direct response television company with a successful product in the U.S. may work with one or more international distributors who specialize in bringing U.S. direct response television products to countries around the world. Some of the leading international distributors for direct response television products include Thane, Interglobal, TV Shop, TelSel, and Northern Response. Management believes that the international market is generally considered to have the potential of fifty to one-hundred percent of the U.S. market size.

Marketing and Distribution

We primarily distribute our products through three channels: direct response television marketing, wholesale and retail outlets, and online commerce. These channels and new product strategy with respect to marketing and distribution are described below.

         Direct Response Television (Infomercials)

We market our products direct to consumers through thirty-minute infomercials, which allow potential customers to see demonstrations and hear testimonials of our products. Since 2002, in excess of 70% of our gross product sales have been generated through direct response television marketing. Our infomercials provide viewers with the opportunity to purchase our products by calling a toll-free phone number provided during the infomercial. Of the 210 broadcast markets in the U.S., we primarily focus on the top 90 markets for infomercials, airing on as many as 4 to 8 stations in each market. We ensure the highest profitability from the broadcast of our infomercials by closely monitoring media costs per order and encouraging telemarketers to up-sell additional products to all customers who call the toll-free number. Most of our infomercials air between Friday evening and Saturday afternoon to ensure the maximum viewership.

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

Castle Advertising is also entitled to agency commissions from media outlets, thereby reducing our net media costs. Media expenditures are highly volatile and depend on many factors, including type of television station, short or long-form infomercial, time slots for our target audience, rating and size of audience delivered, seasonal influences on available media inventory, general market trends, and negotiation of packaged deals.

We also intend to supplement our direct response television distribution channel by continuing to develop and expand sales through our customer service department and our third party outbound telemarketers.

         Wholesale and Retail

In addition to television marketing, we sell our products through the television retailer QVC and selected traditional retailers. These wholesale arrangements are made through agents and distributors and directly to large retail chains. To manage our relationship with QVC, we utilize a representation company, CSA, although the product purchase orders are issued directly from QVC. Since 2002, between 19% and 26% of our gross product sales have been through wholesale and retail distribution channels.

Our distribution is accomplished primarily through retail distribution companies that issue purchase orders directly to us for product for which orders have already been taken. The terms of sale require that irrevocable letters of credit be in place before we make delivery of any product, or alternatively, that 100% of the product cost is paid for, by wire transfer, in advance of the product reaching our West Coast port of entry. In addition, we do not accept returns for cash or credit from the distributors unless the product is defective. Returns are accepted only in exchange for new product, and distributors pay a $10 per unit turnaround fee. We are in the process of expanding our business relationship with QVC to potentially include certain of its foreign affiliates. Finally, there are a small number of direct wholesale accounts that have purchased regularly from us, including Big Lots, Koolatron, AOL, and Amazon.

Our wholesale distribution is accomplished through distribution agreements with M. Block & Sons and Englewood Marketing Group. M. Block & Sons has a telemarketing fulfillment system that specializes in small accounts and is expected to significantly improve our penetration into the single store and small chain channels. Englewood Marketing Group has expertise in internet fulfillment services that is expected to increase our penetration of the online sector as well.

We plan to expand our retail distribution by entering into direct distribution agreements with key national retailers of household and home improvement products. We are currently in discussions with a number of mass merchants, department stores and large retail chains in an effort to achieve wider retail distribution of our products nationwide. In September 2005, we began shipping our rotisserie ovens to Wal-Mart Stores, Inc. We are also re-focusing our existing wholesale distribution relationships to target selected smaller or regional retail chains while we attempt to develop direct relationships with the larger retailers in an effort to improve our gross margins.

         Online Commerce

We sell direct to consumers through our website, www.ronco.com. Historically our website has primarily been used by viewers of our television infomercial as an alternate means of purchase (leveraging annual television media expenditures) and by existing customers to buy additional products and accessories. We plan to redesign the website to accommodate higher traffic counts and to support more robust features such as product up-sells, product recommendations, automated customer service, product demonstrations, customer affinity programs and branding. The website redesign should increase our ability to sell and up-sell online, and will position our site for search engine optimization. Historically, online sales has represented approximately 7% of our gross product sales.

         New Product Strategy

We have historically focused a substantial portion of our creative, managerial and capital resources within a given period on a single product and have not diversified our business. Until the November 2003 launch of the Six Star+™ Cutlery Set, a launch which overlapped with the marketing of our Showtime Rotisserie line, Mr. Popeil had not simultaneously invested in and featured more than one major product line in a long-form infomercial at the same time. In addition, our historical product development efforts have relied solely on the inventions of Mr. Popeil, which could constrain our ability to respond to market opportunities on a timely basis or with forward-thinking product ideas. We intend to diversify our sources of product development and our emphasis on a given product category. We also intend to pursue a new product strategy by which we will:

Work Closely with Mr. Popeil to Create New Products that Leverage our Historical Competencies In Product Development and Marketing

 As an inventor, Mr. Popeil has conceived of, developed and produced a succession of unique and highly-functional products that have been well-suited to infomercial marketing, which feature thorough product demonstrations, discussions of a product’s virtues and user testimonials. As a model, the sales of the Showtime product family demonstrates the effectiveness of infomercials as a marketing medium and the value that we can create through innovative product design. On June 30, 2005, we entered into a new product development agreement with Mr. Popeil which provides that we will have an exclusive relationship with Mr. Popeil with respect to new product inventions for the next three years.

 Add Complementary Products to our Existing Primary Product Lines

 We plan to introduce product line extensions to our major product families in the future, including the Showtime Rotisserie and the Food Dehydrator, to take advantage of their imbedded customer bases and our cumulative media investment in building each sub-brand. In addition, most of our products have not been “versioned” in order to increase market share and retail shelf space in their categories; we believe this product differentiation is an additional opportunity to increase revenues.

 Introduce New Ronco-branded Product Lines that Innovate Through Packaging and Pricing

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

Introduce Unique Products from Third Parties that have the Opportunity to be Major Contributors

We regularly receive new product ideas. We anticipate formalizing a process of new product evaluation and market testing. This effort would include identification of products that could be the subject of infomercial marketing by us under a license or royalty arrangement. Opportunities also exist within the industry to either purchase or form a joint venture with companies who have potentially successful product lines, but could benefit from our brand, marketing expertise and established distribution channels.

Long-Term Marketing and Distribution Strategy

Our objective is to increase our revenue, profitability and cash flow while growing our position as a direct response television marketer of branded products for use in the kitchen and elsewhere around the home. Our strategy for this objective includes the following key elements:

Expand Retail Distribution

We believe there is a substantially untapped opportunity to market our products through traditional retailers. To date, over five million Showtime™ Rotisserie & BBQ units have been sold. Approximately three million of those units were sold through direct response television channels and two million through retailers. This represents a ratio of less than one retail unit sale for each one direct response television sale. Therefore, a core component of our strategy to increase revenue is to expand retail distribution of our products by entering into direct distribution agreements with key national retailers of household and home improvement products. We are also re-focusing our existing wholesale distribution relationships to target selected smaller or regional retail chains while we develop direct relationships with the larger retailers, in an effort to improve our gross margins. As part of this strategy, we intend to selectively re-introduce certain of our existing products into retail distribution.

Market Directly to the U.S. Hispanic Population

We believe the Hispanic population within the U.S. represents a growing and attractive market for our products. According to a December 2004 Conference Board study, Hispanic-American households will sharply increase both their numbers and economic clout over the next 10 years. By 2010, Hispanic households are expected to reach approximately 13.5 million, up from less than 6 million in 1990, the report finds. According to the Conference Board, in 2010 the Hispanic market will represent $670 billion in personal income, however, the domestic Spanish language television market is still largely untapped by the direct response industry. Historically, we approached this market opportunity by re-producing certain content from our library of infomercials with Spanish dubbing. We do not believe that these efforts are the most effective method of addressing this marketing opportunity. We believe the market opportunity requires a more comprehensive strategy and investment. We plan to increase our domestic Spanish language media exposure through the production of a new infomercial, produced entirely in Spanish, with a Hispanic host and appropriate recipes. From a media outlet perspective, we are in discussions with several leading, diversified Hispanic broadcasting companies to create national campaigns.

Enhance Our Online Commerce Capabilities
While sales through our e-commerce distribution channel have grown substantially, we believe our current website lacks many commonly-available e-commerce features that would improve the customer experience and increase our sales. In order to address this untapped opportunity, we plan to make a number of modifications and enhancements to our existing website operations. The enhancements and improvements include: (i) improving our technology infrastructure to accommodate higher traffic counts and simultaneous transaction processes; (ii) increasing online features to enable product up-sells, product recommendations, automated customer service, product demonstrations, customer affinity programs and overall branding; (iii) providing higher quality online streaming of past and future infomercials; and (iv) adding content that will draw potential customers to our site for repeat visits and for longer durations, including online newsletters, sweepstakes and promotions, and an expanded our recipe section featuring celebrity chef recipes and automated affiliate links.

       Expand International Distribution

We sell a nominal amount of product in a few international markets--Korea (through SII), Australia (through Guthy-Renker), Great Britain and Germany (through QVC). In addition, the Showtime product is marketed in Canada either through television/telemarketing (via Northern U.S. television stations) or through retail outlets. We believe that our international market opportunity is vastly untapped and that the emergence of additional television shopping channels in Western Europe, Latin America and Asia also present an additional market opportunity. We are currently devising a plan to target these markets for export; this program will include both multi-national import/export companies, as well as individual in-country importers.

       Leverage our Customer Database for Relational Marketing Programs

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

Manufacturing

We currently outsource manufacturing of our products, primarily to China. We have been sourcing Six Star+ Cutlery and related products in China since November 2003. Delivery of Showtime Rotisseries from China began in September 2004. Our manufacturing was sourced in Korea prior to China. While production had continued in Korea for much of 2004 during the transition to China, most of our Showtime Rotisseries were produced in China in 2005. Our Chinese sourcing partner will assist us going forward with product development, product line extensions, quality control, and ongoing review of manufacturing and distribution. We will continue to re-engineer many of our business processes over the next several years and expect that we will further enhance our profitability as a result.

We enjoy the protection of sixteen patents covering the design and manufacture of the Showtime Rotisserie & BBQ, and own the tooling and dies currently used by our manufacturers and their sub-contractors for production. Manufacturing of the Showtime product line is streamlined. Since the primary differentiation among all three Showtime units is width, common parts, including side panels, motor, gear assemblies, and electrical wiring are utilized. This allows for extremely efficient production and allocation among suppliers. There is a six to eight week production cycle from issuance of a purchase order to the product arriving at port in Los Angeles. This quick turnaround enables us to maintain relatively low levels of inventories and allows for efficient production.

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

Potential customers call into a toll-free number, received by our telemarketing partners. Our telemarketing vendors route a customer’s order through OrderMotion (a commercial software product provided by a third-party software vendor called CommercialWare) for approval. We use third-party vendors to process customer payments - Wells Fargo Merchant Services for processing credit card orders and Select Payment for processing e-checks. A notification of an approved or declined order is re-submitted by these vendors to OrderMotion.

If an order was declined, our customer service department contacts the potential customer to obtain an alternate method of payment. It is our experience that approximately 25% of such orders are recovered. We operate an in-house 50-seat call center as well as a 20-seat data entry center, which generate sales revenues from inbound customer service inquiries, as well as outbound campaigns to existing customers. This telemarketing center not only handles customer service inquiries, but also has instituted a number of successful inbound and outbound telemarketing programs that are currently generating significant revenues at attractive margins.

All approved orders are routed to a fulfillment house, which remits shipping status notifications back to us through OrderMotion. The majority of our physical inventory is warehoused by our fulfillment partners.

Arrangements with Ronald M. Popeil

Although Mr. Popeil has not assumed day-to-day operational duties or executive responsibilities for us, he is continuing to be involved in our business as a consultant. We believe it is in our best interests and our stockholders’ best interests to maintain a close working and financial relationship with Mr. Popeil. Accordingly, we have entered into several agreements with Mr. Popeil including a consulting services agreement, a trademark co-existence agreement and a new product development agreement. We have also entered into an agreement with Mr. Popeil pursuant to which we will pay Mr. Popeil a percentage of the gross profits generated from the sale of our products, which occur as a result of his ongoing personal appearances on QVC or other television or online shopping venues.

Consulting Agreement with Ronald M. Popeil

On June 30, 2005, we entered into a consulting services agreement with Ronald M. Popeil for an initial term of three years. During the term of the agreement, Mr. Popeil will not enter into any consulting services, advisory services or employment agreement, nor directly provide consulting or advisory services to any entity or person that is in direct competition with our business or in violation of the new product development agreement, as described below. Pursuant to the consulting agreement, Mr. Popeil will, among other things, consult on the development of new products acquired by us pursuant to the new product development agreement. Mr. Popeil will also make the following personal appearances (each of which will be performed at Mr. Popeil’s sole discretion, unless otherwise noted):

•	Speak as our chief spokesperson for non-financial matters in all forms of media (not otherwise covered below);

•	Promote our image by making up to six appearances per year on nationally broadcast television programs (such as Oprah), if invited or booked by us;

•	Make personal appearances for leading national retailers;

•	Participate in the mandatory production of up to three long-form infomercials per year for the direct response television marketing of our products; and

•	Attend and participate in the Gourmet Show and Housewares Show (at our discretion).

We will pay Mr. Popeil an annual base fee of $500,000 per year, paid in equal weekly installments, at Mr. Popeil’s direction, in the form of salary and/or payment of certain business expenses incurred by Mr. Popeil. In addition, we will pay Mr. Popeil certain fees for personal appearances in accordance with the following schedule:

•	Fees for chief public spokesperson, which will be negotiated on a fair and reasonable basis as and when appearance requests arise;

•	$10,000 per day for appearances on nationally broadcast television programs;

•	$10,000 per day for appearances for leading national retailers;

•	$50,000 for each infomercial produced; and

•	$50,000 per day for the Gourmet Show and Housewares Show.

Mr. Popeil will be eligible to receive stock options under our stock incentive plan, that we intend to implement, based on his contribution to our growth, as determined by our board of directors in its sole discretion. We will also provide customary indemnification to Mr. Popeil with respect to our products, appearances and other items.

Trademark Co-Existence Agreement

On June 30, 2005, we also entered into an agreement with Mr. Popeil with respect to the names “Popeil,”  “Ron Popeil” and the name and any form of the likeness approved by Mr. Popeil (or one of his representatives), including the image, silhouette and voice of Mr. Popeil. The term of this agreement will continue so long as the trademarks are protected by applicable U.S. law. Mr. Popeil retains as his sole and exclusive property, the worldwide royalty-free perpetual rights with respect to the trademarks for certain uses, including autobiographical works, various media projects, and a specific licensing arrangement. We acquired the trademarks subject to the rights of certain third parties, including QVC, the PopeilFamilyStore.com and Marketing Development Group. Should certain events of default with respect to the promissory notes issued in connection with our purchase of the assets of the predecessor entities occur, we will grant Mr. Popeil a non-exclusive license (at no cost to Mr. Popeil) to use the trademarks in connection with the manufacturing, marketing and sale of certain specific new products as to which Mr. Popeil elects, pursuant to the new product development agreement, and terminate the applicable patent or other intellectual property licenses we hold.

Mr. Popeil retains the right to approve all uses of his name and likeness for any purpose including but not limited to products, packaging, advertising and displays, but with such approval not to be unreasonably withheld or delayed. Should Mr. Popeil die or become incapacitated, a designated representative of Mr. Popeil will exercise the right of approval.

New Product Development Agreement

On June 30, 2005, we entered into a new product development agreement with Mr. Popeil. Under the terms of the agreement, we have a fifteen day right of first refusal on all new consumer products (excluding all products that are autobiographical in nature) that are created by Mr. Popeil during the term, to the extent that Mr. Popeil owns and controls the rights to such products. Should certain events of default with respect to the promissory notes issued to the predecessor entities occur, the right of first refusal described above will be suspended until such event of default is cured. The purchase price of each new product will be negotiated and agreed upon on a fair and reasonable basis. The purchase price will include the cost of any product designs, prototypes, tooling and a completed commercial or infomercial.

The agreement also provides the terms of purchase for a specific product currently under development by Mr. Popeil, including a specific upfront payment and a per-manufactured-unit payment to be paid up to an aggregate maximum. We will also be obligated to pay the costs for all patent filings, tooling and infomercials related to this product and will be obligated to reimburse the out-of-pocket expenses incurred by Mr. Popeil in connection with the development of this product. All the intellectual property related to the product will remain with Mr. Popeil until the promissory notes, including any accrued and unpaid interest, are paid in full.

Mr. Popeil will have creative control over all new consumer products created by Mr. Popeil and sold to us under the new product development agreement, and control over all packaging, advertising, naming and promotion, including, without limitation, creative control over all stages of new product conception, creation, design, development and completion. Mr. Popeil has no obligation under the terms of this agreement to develop new products. Mr. Popeil will have the right to terminate the agreement if we breach any provision of the new product development agreement, the asset purchase agreement, the trademark co-existence agreement or the consulting agreement with Mr. Popeil, if the breach is not cured to Mr. Popeil’s reasonable satisfaction within fifteen days of such breach.

Sources of Supply

We maintain supply contracts with third party suppliers, located primarily in Asia, which include standard terms for production and delivery. Specific production amounts are ordered by separate purchase orders. We believe that we maintain good business relationships with our overseas manufacturers.

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

Competition

The direct response television marketing industry includes numerous companies that market their products on television through infomercials. Competition among direct response companies is largely based on: (i) ability to place infomercials into television time slots that yield the highest viewership and customer generation for a particular product; (ii) ability to purchase air time at competitive prices, create brand awareness, and generate sales profitably; and (iii) product quality, reputation and pricing. In the U.S., we compete with several other companies and products in the direct response industry, including GT Brands, Telebrands, Idea Village, Guthy-Renker, Tilia (a division of Jarden, Inc.), and Sylmark. We believe, however, that these businesses are not comparable to ours mainly due to the strength of our brand and the consistent quality of our products.

We believe that manufacturers of small kitchen appliances, such as Cuisinart, Kitchen Aid, Oster, and DeLonghi, are not comparable competition because these products are mostly commoditized. Currently, we believe there are no competitive brands that market appliances equivalent to our proprietary models (such as the rotisserie, pasta maker and food dehydrator) in price, uniqueness or quality. We also compete with various manufacturers of kitchen knives and flatware, sold both through direct-to-consumer and retail channels. We believe that our Six Star+ line of products favorably competes on quality and durability at very attractive price points. In addition, some mainstream manufacturers, such as Panasonic, Salton, Sharper Image, and Nautilus, have turned to direct response television to create self-liquidating brand value.

Insurance Matters

We currently carry insurance policies through major carriers for product liability, general liability, commercial property, automobile, plant and equipment, marine insurance, workers’ compensation, directors and officers’ insurance and excess liability. We currently have key man life insurance coverage and disability coverage on Ronald M. Popeil in the aggregate amount of $15 million. In addition, we increased the limits of our directors and officers’ insurance commensurate with our status as a public company.

Intellectual Property and Proprietary Rights

We acquired a significant amount of proprietary technology covering the design and manufacturer of our products. We rely on patents and confidentiality, non-disclosure and assignment of inventions agreements to protect our proprietary rights. We hold over thirty patents on the proprietary design and manufacturing processes of our products.

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

We also have trademarks in the U.S. and various countries around the world covering a variety of our marks.

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

Regulation

We are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, we have not experienced difficulty complying with such regulations and compliance with them has not had an adverse effect on our business. Our small electric appliance products sold in the United States are listed by Underwriters Laboratory, Inc., which we refer to as UL, and similar products sold in other countries are listed with local organizations similar to UL, if required.

Employees

We currently have approximately 152 employees, including executive, management, warehouse, customer service, media buyers and maintenance personnel. None of our employees are members of a labor union. We believe that we have good relations with our employees.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, in addition to the other information presented in this report, before making an investment decision. If any of these risks or uncertainties actually occur, our business, results of operations, financial condition, or prospects could be substantially harmed, which would adversely affect your investment.

Risks Related to our Business

We have a history of operating losses and we may be unable to achieve or maintain profitability.

Ronald M. Popeil has been selling products under the Ronco brand name since the early 1960s. The predecessor entities have been operating since 1991 under various brands and entities. These entities have recorded operating losses during various periods in their operating history. We believe these losses were primarily caused by the combination of non-recurring expenses, license and product development arrangements and inter-company financing arrangements. It is our expectation that we can achieve positive operating profits under our current corporate structure and business plan, in part because we did not assume these burdensome obligations when we purchased the Ronco business. There can be no assurance, however, that we will achieve or maintain our profitability targets.

If we are unable to meet our increased need for liquidity our business and financial condition could be seriously harmed.

As a result of our strategy to increase our wholesale business, we will need to purchase more inventory, but we will have less available cash per product sold because we offer credit terms to wholesale customers. Thus, we will require additional working capital. We cannot be certain that additional capital will be available to us at all, or that, if it is available, it will be on terms favorable to us. Any inability to raise additional capital when we require it would seriously harm our business and financial condition. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

Due to changes that occurred in our financing and licensing arrangements, and other changes that occurred in connection with our acquisition of the Ronco business, the financial statements of the predecessor entities may not be a good indicator of our future performance.

In connection with our acquisition of the Ronco business, we modified certain of the predecessor entities’ business arrangements and did not assume certain of their liabilities. For instance, we purchased the patents that the predecessor entities licensed and terminated product development and license fees. We also did not assume approximately $39.2 million of related party loans to the predecessor entities. Although we will not have the expenses associated with these liabilities, we will incur the substantial costs associated with being a public company, pay income taxes (the predecessor entities did not pay taxes at the corporate level) and have to establish financing facilities since we will no longer be able to rely on Mr. Popeil to make loans to us, as needed. We cannot yet determine the amounts of these additional costs. As a result of these changes, our historical financial statements may not be a good indicator of our future performance.

We are subject to Federal Communications Commission regulation with respect to the telemarketing aspects of our business, and our business could be harmed if these regulations limit the format and/or content of television direct marketing programs.

Our television direct marketing programs are significantly impacted by government regulation of television advertising, particularly those regulations adopted by the Federal Communications Commission. These regulations impose restrictions on, among other things, the air time, content, and format of our direct response television programs. If we are required to remove or alter the format or content of our television programs, our business could be harmed. Additional regulations may be imposed on television advertising in the future. Legislation regulating the content of television advertisements has been introduced and passed in Congress from time to time in the past. Additional regulations or changes in the current laws regulating and affecting television advertising may harm the results of our operations.

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

The nominal cost of television media rises every year as a result of increasing competition for “paid programming” time slots. In addition, each network or station generally desires to increase annual revenues and they achieve revenue growth by increasing the price of their media. Castle Advertising faces the problem of having to negotiate low prices despite this upward pressure on prices. If we fail to obtain attractive prices for our media purchases and our media purchasing costs increase, our results of operations may be adversely affected and our operating profitability may decline. There can be no assurance that our media department will be able to acquire sufficient media at attractive prices.

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

In addition, direct response television sales from a particular long form infomercial decline as the infomercial ages. Therefore, our revenues from direct response television sales depend, in part, on the continued periodic airing of our existing infomercials and the development, production and broadcast of new and updated infomercials. Under the terms of our consulting agreement with Ronald M. Popeil, Mr. Popeil is obligated to appear in three long form infomercials per year for our products. Mr. Popeil’s consulting agreement has a term of three years beginning June 30, 2005. If we are unable to produce or broadcast new and updated infomercials, or broadcast existing infomercials, for our products in a timely manner, our revenues from direct television sales could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are based, to a certain extent, on the successful integration of certain supply chain and operating technologies. Our inability or our vendors’ inability to integrate these technologies may negatively impact our customer order process, and the fulfillment and delivery of our products, which could harm our business and operating results.

Some of our operating activities are outsourced to various vendors and service providers. These operating activities include taking customer orders, product manufacturing, product fulfillment and product delivery. We rely on certain hardware and software systems, provided by third-party vendors, to perform vital functions and processes with respect to our operations. Various supply chain and operating technologies have been used to implement these functions and processes. Our inability, or our vendors’ inability, to operate and integrate these technologies properly may negatively impact our product supply chain and may harm our business and operating results.

Since 2003, sales from our wholesale business distributors accounted for between 11% and 16% of our gross product sales annually, in the aggregate, and the loss of business from any of our major wholesale distributors could reduce our sales and substantially harm our business.

Since 2003, we have used M. Block & Sons and Englewood Marketing Group as our two wholesale distributors to purchase and distribute our products through retail channels. M. Block & Sons accounted for approximately 9.2% and 5.5%, and Englewood Marketing Group accounted for approximately 6.4% and 5.6%, of our net sales for the nine months ended June 29, 2005 and September 30, 2004, respectively. As a result, our wholesale revenues have been highly concentrated. Our wholesale revenues could decline if either one of these distributors experience financial distress that interfere with its ability to purchase our products, or underperform relative to our expectations. A core component of our strategy is to expand our retail distribution by entering into direct distribution agreements with key national retailers of household and home improvement products. In September 2005, we began shipping our Showtime Rotisserie™ ovens to Wal-Mart. We also plan to re-focus our existing wholesale distribution relationships to target selected smaller or regional retail chains. There can be no assurance that we will be able to establish direct relationships with other retail chains or that we will be able to increase the number of wholesale distributors that sell our products and decrease our reliance on these two distributors.

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

We rely on the services of Ronald M. Popeil to develop new products and to define our marketing strategy, and the loss of his services would negatively affect our operations.

Our future success depends, in part, on the continued service of Ronco’s founder and chief inventor, Ronald M. Popeil. Mr. Popeil’s name and identity are closely linked to the brand identity of Ronco Corporation. Additionally, Mr. Popeil has been essential to defining the predecessor entities’ brand and marketing strategies and product developments. We have entered into an exclusive consulting agreement with Mr. Popeil for an initial term of three years, under which Mr. Popeil will continue to provide us with his expertise and services with respect to new products, marketing and other aspects of our operations. This agreement also contains a provision prohibiting Mr. Popeil from competing with us. We have also entered into several other agreements with Mr. Popeil to encourage his ongoing interest in our growth and financial prospects. The loss of Mr. Popeil’s services for any reason would have an adverse effect on our business.

We rely on a limited number of offshore manufacturers, vendors and suppliers for the bulk of our product production capacity and the procurement of materials required to manufacture our products, and the loss of services and materials provided to us by any of these manufacturers, vendors or suppliers could result in product shortages.

We outsource our manufacturing and procurement needs to a small number of offshore manufacturers, vendors and suppliers in multiple geographic regions, which provides us with low cost production capacity. Because a small number of manufacturers, vendors and suppliers are responsible for the production of our products and procurement of materials for us, any breakdown in the manufacturing or procurement process could result in shortages of products or materials, and our revenues could decline due to the loss of one of these manufacturers, vendors or suppliers. An early termination by one of our manufacturers, vendors or suppliers would leave limited time to seek a replacement and as such, could harm our financial results, as it is unlikely that we would be able to rapidly replace that source.

Our earnings in future periods could be unfavorably impacted in the event of political instability or fluctuations in exchange rates.

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

Companies engaged in the direct response television marketing and consumer products industries regularly develop and introduce new products to consumers in order to grow their revenues and to compensate for the normal life cycle of any product. We are continually developing new products as well as new applications of, or modifications to, existing products. In addition, as part of our product strategy, we intend to work with third-party inventors for the first time in our history, which may result in our purchasing or licensing the rights to certain products or product lines from such parties. There can be no assurance that these efforts will be successful, or that we will be able to maintain a level of uniqueness, customer value or product quality with potential third-party products that we have experienced with products developed internally by us. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that such new or enhanced products will adequately meet the requirements of current or prospective customers. Any failure by us to successfully design, develop, test and introduce such new products, or the failure of our recently introduced products to achieve market acceptance, could prevent us from maintaining our existing customer base, gaining new customers or expanding our markets and could have a material adverse effect on our business, financial condition and results of operations.

Our success depends largely on the value of our brands, and if the value of our brands were to diminish, our business would be adversely affected.

The prominence of our Ronco, Popeil, Showtime™ and other brands is a key component of our business. If our consumer brands or their associated merchandise lose their appeal to consumers, our business would be adversely affected. The value of our consumer brands could also be eroded by misjudgments in product development or selection, or by our failure to maintain a sufficient level of quality control. These events would likely reduce sales for our products. Moreover, we anticipate that we will expand our marketing and sales efforts through the development or acquisition of new products that will be sold under our brand names directly, through retail stores and online through our website. Misjudgments by us in the development or choice of new products could damage our existing or future brands. If any of these developments occur, our business would likely suffer and we may be required to write-down the carrying value of our goodwill.

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

We plan to use a variety of different distribution methods to sell our products, including direct response television sales, indirect sales through retail stores and sales through our internet website. Successfully managing the interaction of our direct and indirect channel efforts to reach all of the potential customer segments for our products is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products could adversely affect our revenue and gross margins and therefore profitability.

Our financial results could be materially adversely affected if conflicts arise among our various sales channels or if we lose a distributor.

Our future operating results may be adversely affected by any conflicts that might arise among our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. We primarily distribute our products through three channels: direct response television marketing, wholesale and retail outlets and online commerce. In order to achieve successful sales at all these channels of distribution, we must offer products that are differentiated by price or functionality through different channels of distribution. Alternatively, we must schedule the timing of our product offerings so that we are not offering the same product for sale through direct response media, and indirectly through retail and wholesale outlets, at the same time. If we do not follow this strategy, consumers may not be willing to buy our products directly from us if the same or similar products are available at retail and wholesale outlets, potentially at lower prices. If we fail to successfully manage these conflicts then our results of operations will decline.

We plan to sell more of our products through distributors and direct to retail chains. Due to the typically large size of these orders, which fluctuate seasonally and may be changed or canceled on short notice, cost-effective management of our inventory may become more complex and costly. If we are unable to accurately forecast orders and cancellations, our profitability may suffer.

We must manage inventory effectively, particularly with respect to sales to wholesalers and retail chains, which involves forecasting demand and pricing issues. Although a comparatively small portion of our sales volume is supplied through wholesale distributors, our strategy calls for increasing such sales, and such distributors and retail chains may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Wholesalers and retail chains may also adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult. If we have excess inventory, we may have to reduce our prices and write-down inventory. Moreover, our use of wholesale distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product returns for products sold through wholesale distribution channels.

Claims made against us based on product liability could have a material adverse effect on our business.

Like any other distributor or manufacturer of consumer products, we are subject to product liability litigation. Whether frivolous or with merit, these claims divert management’s time and resources from general operations. Consequently, our operations would be adversely affected. Additionally, there can be no assurance that the plaintiffs in these cases will not obtain large judgments against us, which may include substantial punitive damages that we would be forced to pay. As a result, we may suffer a material adverse impact to our earnings and financial health.

Our business may be adversely affected by certain customers seeking to directly source lower cost imported products.

In some cases, our wholesale and retail customers may find substantially similar, unbranded products produced by a foreign manufacturer for significantly less than our prices. Consequently, these wholesale or retail customers may elect to purchase the cheaper, unbranded products to offer in their stores or to their customers, and we could suffer a material decrease in our sales and profitability.

If we do not execute our growth and profitability strategy successfully, our financial condition and results of operations will be adversely affected.

Our growth will depend to a significant degree on our ability to increase revenues from our direct marketing and retail businesses, to maintain existing vendor and distribution relationships and develop new relationships, and to maintain and enhance the reach and brand recognition of our existing products and any new products that we create or acquire. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control including: (i) the effectiveness of our media and marketing strategies, (ii) the perception by consumers that we offer high quality products at attractive prices, (iii) our ability to develop and/or select new products that appeal to our customer base and to market such products effectively to our target audience, and (iv) our ability to attract, train and retain qualified employees and management. There can be no assurance that we will be able to implement our growth strategy successfully.

There can be no assurance that our internet technology systems will be able to handle increased traffic or that we will be able to upgrade our systems, if required, on a timely basis. If our online systems do not perform properly, we may lose online sales and our revenues may be adversely affected.

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

To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. These claims could result in substantial costs and a diversion of our management’s attention and resources.

We rely on our management team for the success of our business and the loss of the services of any of these executives could negatively affect our operations.

We rely on the contributions of our entire management team, but particularly on the contributions of Richard F. Allen, Sr., our President and Chief Executive Officer. In addition to his other executive duties, Mr. Allen is primarily responsible for the development of new distribution channels for our products. We have entered into an employment agreement with Mr. Allen for an initial period of four years beginning June 30, 2005. Our operations may be adversely affected should we lose the services of Mr. Allen for any reason.

Indemnification obligations to our directors and officers may require the use of a significant amount of our funds, which would reduce funds that otherwise would be available for business operations.

Our certificate of incorporation and bylaws provide for the indemnification of our officers and directors and we intend to enter into indemnification agreements with each of our directors and executive officers. If one of our officers or directors makes a valid claim for indemnification, the amount could be substantial and any amount in excess of our insurance coverage would be paid from our operating cash flow. As a result, the amount of funds available for our operations would be reduced.

As a result of our acquisition of the Ronco business, we have a substantial amount of goodwill on our balance sheet, which is subject to annual impairment analysis. If the value of the Ronco business we acquired declines in the future, the resulting charge would negatively impact our earnings.

We accounted for our acquisition of the Ronco business using the purchase method of accounting. The total cost of this transaction is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. If we later determine that any of these estimates and assumptions is incorrect, and that the value of the Ronco business that we acquired is less than the amount then reflected on our balance sheet, we will be required to reduce our income by the amount of such decline in value, which reduction is referred to as an impairment charge.

We will test goodwill for impairment annually in accordance with accounting principles generally accepted in the United States of America. If we conclude that our goodwill is impaired, we will reduce it by the amount of the impairment charge. Such write-downs could dramatically impact our earnings and may result in lower trading prices for our common stock.

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

We are a relatively new public company, and thus we only recently became subject to certain laws that are applicable only to public companies. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by creating initial disclosure and governance practices to comply with these laws and ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. For example, as a result of these requirements, we need to form and maintain multiple board committees and adopt policies regarding internal controls and disclosure controls and procedures. These rules and regulations also make it more difficult and more expensive to obtain director and officer liability insurance. We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage that was available to the entities that operated the Ronco business before we acquired it. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers. Our efforts to evaluate and monitor developments with respect to these new rules also could result in additional costs in the future. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

In addition, the financial statements of the predecessor entities do not reflect the additional costs of complying with the various corporate governance and public reporting requirements that now apply to us. We will incur significant legal, accounting and other expenses that are not reflected in the results of operations of our business before June 30, 2005. We estimate that these costs will be approximately $1 million annually, but they could be higher. These additional costs and the uncertainties associated with evolving requirements could materially impact our results of operations.

We do not expect to pay cash dividends on our common stock.

We presently do not expect to pay dividends on our common stock in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The holders of our Series A Convertible Preferred Stock are entitled to receive, out of funds legally available therefor, cumulative dividends at a rate equal to $0.1885 per annum, per share, which is equivalent to 5% of the Series A Convertible Preferred Stock’s original issue price, in cash or at our option in additional shares of the Series A Convertible Preferred Stock. Any accrued dividends on the Series A Convertible Preferred Stock must be paid in full before we can pay a dividend on our common stock. Because we do not plan to pay dividends on our common stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

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

We are required to make substantial penalty payments to holders of our Series A Convertible Preferred Stock since our registration statement was not declared effective by the Securities and Exchange Commission on or before October 28, 2005 and such penalty payments could negatively affect our liquidity and cash flow.

In connection with the private sale of our Series A Convertible Preferred Stock, we agreed to file a registration statement with respect to the common stock into which the Series A Convertible Preferred Stock may be converted, and to cause such registration statement to be declared effective on or before October 29, 2005. We initially filed the registration statement on July 29, 2005 to fulfill this obligation. Although we filed the registration statement on a timely basis, because the registration statement was not effective by October 28, 2005, we are obligated to pay a cash penalty equal to $500,000 (1% of the aggregate offering price of the preferred stock) per month until the registration statement is declared effective. We are in negotiations with the holders of our Series A Convertible Preferred Stock regarding the payment of the penalty and whether we will pay the penalty in cash or shares. In the event we are required to make these payments in cash, however, there could be a material negative impact on our liquidity and cash flow.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be severely limited.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

•   must make a special written suitability determination for the purchaser;

•   receive the purchaser’s written agreement to a transaction prior to sale;

•     provide the purchaser with risk disclosure documents which identify risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•   obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our stock will be significantly limited. Accordingly, the market price of our stock may be depressed, and you may find it more difficult to sell your shares.

Our officers, directors and our 5% or greater stockholders own a large percentage of us, and they could make business decisions with which you disagree that will affect the value of your investment.

Our executive officers, directors and our 5% or greater stockholders beneficially own approximately 95% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. See “Security Ownership of Officers, Directors and Principal Stockholders.”These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us, which could cause our stock price to decline.

Provisions in our corporate documents and our certificate of incorporation and bylaws, as well as the Delaware General Corporation Law, may prevent attempts to replace or remove our current management by our stockholders.

Provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. For example, our certificate of incorporation allows our board of directors to issue preferred stock with designations and rights that the board of directors may determine in its sole discretion. Our board of directors may be able to use this authority in a manner that could delay, defer or prevent a change in control. Additional provisions that could discourage unsolicited proposals to acquire us include:

•	vacancies as a result of a director’s resignation may be filled by our board of directors; and

•	restrictions on our ability to cause the conversion of shares of Series A Convertible Preferred Stock into shares of our common stock.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a business combination with a 15% or greater stockholder for a period of three years from the date it acquired that status unless appropriate board or stockholder approvals are obtained.

These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting stock or may delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.

Risks Related to Our Industry

We serve markets that are highly competitive and we may be unable to compete effectively against businesses that have greater resources than we do.

The direct response industry includes numerous companies that market their products on television through infomercials. We compete with several other companies and products in the direct response industry, including GT Brands, Telebrands Corporation, Idea Village, Guthy-Renker, Tilia (a division of Jarden, Inc.), and Sylmark. Many of our competitors, including some of those identified above, have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than us. There can be no assurance that we will be able to compete successfully in our industry.

Our business is affected by general economic conditions in the U.S. retail industry, such as consumer confidence and spending, and any downturn in the retail industry could result in a decrease in our earnings and harm our business.

We are subject to broad economic factors that drive consumer spending and maintain the health of the retail industry in the United States of America. These factors include, but are not limited to, unemployment rates, consumer credit levels, consumer confidence, and household discretionary income. If any of these or other economic factors should erode, consumer spending would fall and the retail industry in the United States of America would suffer a downturn. Consequently, our earnings would be adversely impacted by lower sales.

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

ITEM 2.  PROPERTIES

Our principal executive offices are located at 21344 Superior Street, Chatsworth, California, 91311, where we lease office space and a storage facility. Information concerning the location, use and approximate square footage of, and rent for our principal facilities, all of which are currently leased on a month-to-month basis, is set forth below:

LOCATION	PRINCIPAL ACTIVITIES	AREA (SQ. FEET)	RENT

Chatsworth, CA	Principal administrative offices, customer service center, and media buying offices	17,532	$12,556

Chatsworth, CA	Products storage facility and administrative offices	29,000	$18,758

We anticipate that we will be able to extend these leases on terms satisfactory to us until we relocate to new facilities. We believe that our existing facilities are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings. In the past, the predecessor entities have been defendants in several nominal legal actions related to the products sold by those entities. Generally, such actions have resulted in the predecessor entities making a payment to the plaintiff in settlement of the claim. None of the prior actions brought against the predecessor entities had a material effect on their businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2005, a majority of our stockholders, acting by written consent in accordance with our bylaws, approved our name change to “Ronco Corporation,” a 1 for 89 reverse stock split of our issued and outstanding common stock and an amendment to our certificate of incorporation to provide for the reclassification of our common stock in connection with the 1 for 89 reverse stock split. The written consent was approved by stockholders holding an aggregate of 251,690 shares, or 54%, of our issued and outstanding common stock on May 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board® under the symbol “RNCP.OB.” Before July 1, 2005, our common stock traded under the symbol “FTYK.OB.” The following table sets forth, for the calendar quarters indicated, the high and low bid prices per share of common stock, as reported on the OTC Bulletin Board®. The information has been adjusted to reflect a 1 for 89 reverse stock split of our common stock which took effect on June 30, 2005 in connection with our acquisition of the Ronco business. Accordingly, the stock price information has no relationship to the predecessor entities’ historical financial results and we do not believe this information provides any meaningful information concerning the performance of our stock price after June 30, 2005. On October 31, 2005, the bid price of our common stock was $6.25. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	Low	High
March 31, 2003	$0.89	$ 1.78
June 30, 2003	0.89	1.78
September 30, 2003	0.89	2.67
December 31, 2003	1.78	8.90
March 31, 2004	2.67	4.45
June 30, 2004	2.67	5.34
September 30, 2004	4.45	4.45
December 31, 2004	2.67	8.90
March 31, 2005	5.78	13.35
June 30, 2005	4.54	26.70

As of October 15, 2005, there were approximately 43 holders of record of our common stock.

Dividend Policy

We do not currently intend to pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the terms of our Series A Convertible Preferred Stock restrict our ability to pay dividends on our common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum (equal to 5% of the purchase price of the preferred stock) payable quarterly in arrears in cash or, at our option in shares of Series A Convertible Preferred Stock, on January 1, April 1, July 1, and October 1 of each year. We failed to make our scheduled October 1, 2005 dividend payment and we remain responsible for the October 1, 2005 dividend payment in the aggregate amount of $625,000. We may not pay any dividends on our common stock before we pay all dividends on our Series A Convertible Preferred Stock.

Recent Sales of Unregistered Securities

Set forth below are the securities we sold between September 30, 2004 and June 30, 2005 which were not registered under the Securities Act of 1933.

In connection with the purchase of the Ronco business on June 30, 2005, we issued 13,650 shares of common stock to Profit Planners, Inc., an accounting and financial services consulting company for services rendered. Exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

In connection with the purchase of the Ronco business on June 30, 2005, we issued 160,063 shares of common stock to Gilbert Azafrani, an attorney, in exchange for $1,601 in cash and for services rendered. Subsequent to June 30, 2005, Mr. Azafrani became our general counsel. Exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

In connection with the purchase of the Ronco business, on June 30, 2005 we sold 13,262,600 shares of its Series A Convertible Preferred Stock to certain investors for a purchase price of $3.77 per share. Each share of Series A Convertible Preferred Stock is currently convertible into one share of common stock. Exemption from registration under the Securities Act was based upon Regulation D promulgated under Section 4(2) of the Securities Act.

On June 30, 2005, we issued a warrant to purchase 266,667 shares of common stock to Sanders Morris Harris, Inc. for services rendered as our placement agent. The warrant has an exercise price of $3.77 per share and is exercisable for five years from July 1, 2005. The warrant may be exercised for cash or pursuant to a cashless exercise provision. Exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

On June 30, 2005, we sold 160,063 shares of our common stock to Evan J. Warshawsky for a purchase price of $0.01 per share. We have an option to repurchase a portion of the shares for $0.01 per share if Mr. Warshawshy voluntarily terminates his employment or if his employment is terminated for “cause.” Our repurchase option has lapsed with respect to 50% of the shares and will lapse as to 25% of the shares on June 30, 2006 and as to the remaining 25% of the shares on June 30, 2007. Exemption from registration under the Securities Act was based upon the grounds that the issuance of securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

On June 30, 2005, we sold 480,188 shares of our common stock to Richard F. Allen, Sr. for a purchase price of $0.01 per share. These shares are subject to repurchase by us, at our option, for $0.01 per share, upon the termination of Mr. Allen’s employment voluntarily before the third anniversary of the effective date of his employment agreement or if certain performance targets are not satisfied. Mr. Allen will be entitled to receive an additional 160,063 shares of common stock on June 30, 2006 and 160,062 shares of common stock on June 30, 2007 subject to repurchase by us upon the termination of Mr. Allen’s employment voluntarily before the third anniversary of the effective date of his employment agreement, if certain performance targets are not satisfied or, on or before June 30, 2007, if Mr. Allen is terminated for “cause” on or prior to June 30, 2007. Exemption from registration under the Securities Act was based upon the grounds that the issuance of securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

On June 29, 2005, in connection with the merger of Ronco Acquisition Corporation (our wholly-owned subsidiary) with and into Ronco Marketing Corporation, we issued 800,002 shares of our common stock to the holders of Ronco Marketing Corporation’s common stock. Exemption from registration under the Securities Act was based upon the grounds that the issuance of securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The merger on June 29, 2005 and our subsequent acquisition of the assets comprising the Ronco business on June 30, 2005 was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization. We accounted for the acquisition of the Ronco business using the purchase method of accounting. Therefore, the historical financial statements of the predecessor entities are reflected as our historical financial statement. Pro forma information has not been presented because the transaction was not a business combination with respect to Fi-Tek VII.

The following table presents selected historical consolidated and combined financial data of the successor as of and for the one day of June 30, 2005 (date of acquisition) and of the predecessor entities for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002, which has been derived from our audited consolidated and combined financial statements, and for the years ended December 31, 2001 and 2000, which has been derived from our unaudited combined financial statements. Our consolidated and combined financial statements for June 30, 2005, nine months ended June 29, 2005 and September 30, 2004 were audited by Mahoney Cohen & Company, CPA, P.C. Our combined financial statements for the year ended December 31, 2003 were audited by VELAH Group LLP, and our combined financial statements for 2002 were audited by Weinberg & Company. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and related notes, which are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	SUCCESSOR	PREDECESSOR
	One Day for	Nine months ended	Nine months ended	Twelve months ended December 31,
	June 30, 2005	June 29, 2005	September 30, 2004	2003	2002	2001	2000
	(Date of Acqui- sition)				(restated)	(unaudited)	(unaudited)
		(dollars in thousands, except per share data and percentages)
Income Statement Data:
Net Sales	$--	$68,985	$63,245	$93,500	$98,362	$105,420	$186,305
Cost of goods sold	--	16,844	16,842	29,274	36,153	33,517	61,437
Gross profit	$--	$52,141	$46,403	$64,226	$62,209	$71,903	$124,868

Gross margin	--	76%	73%	69%	63%	68%	67%

Selling, general and administrative	766	50,446	53,988	67,653	71,937	77,825	129,183
Operating (loss) income	$(766)	$1,695	$(7,585)	$(3,427)	$(9,728)	$(5,922)	$(4,315)

Operating exp. (as % of revenue)	N/A	73%	85%	72%	73%	74%	69%

Interest and other expense (income)	--	2,833	120	(386)	(254)	(443)	(547)

Pretax loss	$(766)	$(1,138)	$(7,705)	$(3,041)	$(9,474)	$(5,479)	$(3,768)

Benefit for income taxes	310	--	--	--	--	--	--

Net loss	$(456)	$(1,138)	$(7,705)	$(3,041)	$(9,474)	$(5,479)	$(3,768)

Pro forma benefit for income taxes (unaudited)		455	3,082	1,216	3,790	2,192	1,507

Pro forma net loss (unaudited)	--	$(683)	$(4,623)	$(1,825)	$(5,684)	$(3,287)	$(2,261)

Net loss per share	$(0.22)

Pro forma net loss per share (unaudited)		$(0.33)	$(2.21)	$(0.87)	$(2.72)	$(1.57)	$(1.08)

	Successor	Predecessor
Balance Sheet Data (dollars in thousands):	June 30, 2005	September 30, 2004

Total assets	$63,762	$24,404
Long-term liabilities	10,282	40,392
Stockholders’ and members’ equity (deficiency)	46,943	(36,390)

Notes to Selected Financial Data

Note 1: Pro forma income taxes

The predecessor entities were not liable for income taxes as they were pass through entities. We have shown for comparative purposes the pro forma effect of income taxes based on an effective tax rate of 40%.

Note 2: Pro forma loss per share

We used the outstanding shares as of June 30, 2005 as the weighted average shares in calculating the pro forma loss per share because the predecessor entities were privately held companies and comprised of different corporate structures.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our and the predecessor entities’ financial statements and the notes to those financial statements, which are contained elsewhere in this report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a provider of proprietary branded consumer products for the kitchen and home, sold primarily through direct response distribution channels, which include direct response television (commonly known as infomercials), online sales through our website (www.ronco.com), telemarketing, direct mail and our customer service department. We also sell products through traditional wholesale/retail channels such as wholesale distributors. We develop and market high quality, unique and affordable products, including small kitchen appliances and accessories, food items, cookbooks, personal care products and household items.

Before June 30, 2005, we operated as Fi-Tek VII, Inc. and we were a “blank check” company. During that time, we had no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. On June 29, 2005, we consummated a reverse merger transaction in which Ronco Marketing Corporation became our wholly-owned subsidiary. In connection with this transaction, we changed our name to Ronco Corporation and completed a reverse stock split. On June 30, 2005, we, through Ronco Marketing Corporation acquired assets comprising the business of Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc. We also acquired certain patents and intellectual property rights directly from Mr. Ronald M. Popeil. Mr. Popeil is the primary beneficiary of RMP Family Trust, a trust that owns and controls the predecessor entities. We also issued 13,262,600 shares of Series A Convertible Preferred Stock to finance the cash portion of the purchase price.

Our merger with Ronco Marketing Corporation was accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of the predecessor entities are reflected as our historical financial statements. We acquired the assets comprising the Ronco business on the last day of our fiscal year and did not conduct any business on such day. Therefore, our financial statements for the one day of June 30, 2005 reflect no revenue and only the expenses associated with our status as a “blank check” company. The financial statements for the predecessor entities reflect the operations of the Ronco business before the date we acquired the business.

In 2004, the predecessor entities changed their year-end from December 31 to September 30. Upon completion of the merger in 2005, we adopted the year end of June 30, which was the year end of Fi-Tek VII, Inc. (the name of our company was changed on June 30, 2005 to Ronco Corporation).

In structuring our acquisition of the Ronco business, we did not assume all of the liabilities of the predecessor entities. For instance, we did not assume approximately $39 million in loans made by a stockholder and afflicated entities of the predecessor entities to the predecessor entities.

We also did not assume certain contracts of the predecessor entities. On April 23, 2002, the predecessor entities entered into a product development agreement with Alan Backus, a third party who co-invented the Showtime™ Rotisserie products, as well as other products. Pursuant to this agreement, as such agreement has been interpreted by the parties, the predecessor entities paid Mr. Backus 25% of the net profits, or were reimbursed by Mr. Backus for 25% of the net losses, from these products. On January 2, 1999, the predecessor entities also entered into asset purchase agreement and patent licensing agreements with AdVantage Partners LLC, an unrelated company that owned the patents on certain of the Ronco products. Pursuant to these agreements, as amended, the predecessor entities paid license fees that ranged from $6 to $17 per unit sold, and in the case of cooking implement patents, a fee of $150,000 per year. These agreements were scheduled to expire in 2007, but were terminated on August 31, 2004 when the seller purchased the related patents from AdVantage Partners LLC. As of September 30, 2004, the predecessor entities owed fees under these agreements in the aggregate amount of approximately $7.3 million. We did not assume these obligations when we purchased the Ronco business.

Components of Revenue and Gross Profit

Sources of Revenue.

We principally derive revenue from the sale of our products directly and indirectly to consumers. We market our products to consumers directly through direct response television, our website and customer service department. We derive the majority of our revenue from direct response television sales. We also generate revenue through shipping and handling fees for each order shipped by us to consumers who purchase our products through our direct response television and online channels. Management estimates that 78% of our customers pay for their orders in a single payment, and approximately 22% of our customers elect to make multiple payments.

We also derive revenue from sales to our wholesale distribution partners. We plan to expand our wholesale business in the future. Management estimates that shipping and handling and extended service contracts accounts for approximately 23% of our direct sales.

A modest amount of revenue is derived each year by providing customer lists to third parties for a fee as well and from interest income from cash and security accounts.

Our net sales are determined by subtracting an allowance for returns from our gross product sales and list sales. Our returns currently average less than 4% of our gross product sales.

Costs of Goods Sold.

Cost of goods sold consists primarily of the costs of the finished goods as received by us from our third-party manufacturing partners and purchasing and inspection costs. In November 2003, we began to source product in China, starting with our cutlery products. In September 2004, we began to source our Showtime Rotisserie products in China as well. This change reduced our cost of goods sold. In addition, our fulfillment and shipping costs are included in selling expenses and not in costs of good sold. As a result, our gross profit margins may not be comparable to similar companies. We generate higher gross margins on products sold through our direct response channels (including television, online sales and our customer service department) than through wholesale accounts.

Components of Operating Expenses and Other Items

Selling Expenses.

Our selling expenses are the largest component of our cost structure and primarily consist of media expenditures, telemarketing and fulfillment costs, personnel compensation and associated expenses, license costs and royalties, credit card processing, and outbound shipping and logistics costs. Media expenditures associated with direct response television comprise the largest portion of our overall selling expenses.

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

In addition to media costs and inbound telemarketing fees, we also incur costs to third party fulfillment centers to store goods and process orders, and we incur shipping costs to FedEx and the United States Postal Service. Shipping from multiple fulfillment centers has enabled us to reduce our shipping costs and speed up delivery of product to our customers. We also pay fees to our credit card and electronic check processors for each customer transaction.

General and Administrative Expenses.

Our general and administrative expenses consist of compensation and associated costs for general and administrative personnel, facility costs, as well as certain insurance, legal, audit, technology, fulfillment and shipping and miscellaneous expenses. We expect that general and administrative expenses will increase as we hire additional senior management personnel and provide new motivational incentive programs for current and future employees, incurring costs related to the anticipated growth of our business and our operation as a public company.

Interest Expense (Income).

Interest expense for the predecessor entities consisted of interest accrued on the loans made to the predecessor entities from Ronald M. Popeil and the RMP Family Trust. These loans were not assumed by us and, therefore, this interest expense is not applicable to us. Also included in the interest expense (income) is a modest amount of interest income on cash and security accounts. In the future, we will have interest expense on the promissory notes related to our purchase of the Ronco business.

Income Taxes.

The predecessor entities were incorporated as pass-through entities and, therefore, did not record income tax expense for federal or state purposes. In the future, we will be subject to federal and state taxation as a corporation.

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

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either “refresh” the show by editing in a new offer or new footage, or produce a completely new show. In this way, we are able to extend the product line on television, which increases the cumulative brand awareness and increases the sell-through at retail.

The results of operations and liquidity of the predecessor entities are likely to change as a result of our acquisition of the Ronco business. We did not assume certain liabilities of the predecessor entities. For instance, we did not acquire approximately $39 million of loans from affiliates of the predecessor entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the predecessor entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the predecessor entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we did issue notes in connection with the acquisition in the adjusted amount of approximately $13.158 million. In addition, because the predecessor entities were “pass-thru” entities for tax purposes, they did not pay “corporate” federal income taxes. We will be subject to federal income taxes. We will also incur additional costs associated with compliance with laws applicable to public companies that were not applicable to the predecessor entities. Finally, we will no longer have the financial resources of the stockholder of the predecessor entities available to us for borrowings. We recently borrowed $1.2 million under a revolving line of credit and entered into a factoring agreement to provide us with liquidity and act as a partial substitute for the working capital loans we previously obtained from the stockholder of the predecessor entities. The factoring agreement will permit us to sell up to $8 million of our accounts receivable to the factor and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factors’ fees) when the account is collected. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the predecessor entities will prove to be a good indicator of our future performance, particularly as that performance is impacted by our expenses.

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. We do not anticipate that the growth of our wholesale business will offset the decline in the direct response business in 2005; however, we believe that the wholesale business will ultimately prove to be a successful one for us.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of APB No. 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends APB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and do not anticipate that the adoption of SFAS No. 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for the interim period beginning July 1, 2005.  We anticipate that the adoption will have an effect on our results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. We do not anticipate that the adoption of SFAS No. 153 will have a significant impact on our overall results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," that applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 will be effective for us for the fiscal year ended June 30, 2007.  We do not anticipate that the adoption of SFAS No. 154 will have an impact on our overall results of operations or financial position.

Critical Accounting Policies

  Included in the footnotes to the consolidated and combined financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated and combined financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in Note 1 to our consolidated and combined financial statements.

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

Revenue Recognition

We recognize revenue from the sale of products when the products are shipped to the customers, provided that the price is fixed, title has been transferred and our ability to collect the resulting receivable is reasonably assured. Net sales include revenue generated from products shipped, shipping and handling fees and revenue earned on extended service contracts, less returns and sales allowances. Revenue from free trial sales is recognized after the trial period is over and the customer has not returned the product. Returns and sales allowances are for damaged goods and anticipated customer returns.

Revenue from the sale of extended service contracts is recognized on a straight-line basis over the life of the extended service contract. Extended service contract lives begin after the six-month free warranty period and range from three to four years. Amounts received from the sale of extended service contracts before revenue is recognized are included in deferred income. Deferred revenue acquired as part of our acquisition of the Ronco business was recorded at fair value at June 30, 2005 in accordance with purchase accounting.

We do not accrue warranty costs, since such costs have been insignificant. Shipping and handling costs are included in selling, general and administrative expenses.

        Accounts Receivable

We utilize the allowance method for accounting for losses from uncollectible accounts. We accrue our estimated product returns and record them as a part of our allowance for doubtful accounts and returns. Under this method, an allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance, based on the amount of our accounts receivable, the age of accounts receivable, known troubled accounts and historical experience regarding collection of bad debts. We also perform ongoing credit evaluations of our wholesale customers. The majority of our bad debt allowance and our bad debts arises from the direct response business and relates to customers who purchase our products in multiple installments and fail to make all of the required payments. Generally, we write off portions of the allowance against accounts receivable when direct response accounts are more than 180 days old or when we otherwise determine that accounts receivable will not be collected.

The variation in our allowance for bad debts since 2002 relates to the application of the criteria we apply in establishing this allowance, including changes in our gross accounts receivable and the age of our accounts receivable.  Because over 90% of our allowance relates to our direct response business, which represents a very large number of small purchases from individual customers, we are unable to determine the reason for the variation in the amount of past due direct response accounts.  The variation in our allowance also exists because of the practice of the predecessor companies of writing off portions of the allowance against accounts receivable less than annually.  As a result, for years in which no write-offs occurred, the allowance increased substantially, and then declined substantially when write-offs ultimately were taken.

        Inventories

Our inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value. With respect to the acquisition of the Ronco business, we accounted for the inventories acquired at fair value in accordance with purchase accounting. Inventory costs are comprised primarily of product, freight and duty.  We write down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. To date, our inventory write-downs have not resulted in the market value of the inventory falling below the cost of the inventory. This is due, in part, to our practice of refurbishing obsolete inventory, which we have been able to sell at prices that exceed the cost of the inventory, including the cost of refurbishment. Accordingly, we have not adjusted the carrying value of inventory in the past due to the application of the lower of cost or market rule.

Intangible Assets and Goodwill

Intangible assets are comprised of patents, customer relationships, consulting agreement and trademarks. Goodwill represents acquisition costs in excess of the net assets of the businesses acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important that could trigger an impairment review include the following:

•    Significant underperformance relative to expected historical or projected future operating results;

•    Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•    Significant negative industry or economic trends.

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

        Deferred Taxes

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

        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We are not aware that any of our significant estimates are reasonably likely to change.

Results of Operations

Ronco Corporation - June 30, 2005

We acquired the Ronco business from the predecessor entities on the last day of our fiscal year. We did not ship any products on that day because we were conducting our year-end physical inventory and thus we did not earn any revenue on that day. Prior to our acquisition of the Ronco business from the predecessor entities, we had no operations and generated no revenue. The selling, general and administrative expenses for this single day were primarily made up of compensation expense related to cash bonuses of $465,000 paid to our CEO and CFO and the stock issued to our CFO in connection with the acquisition of the predecessor entities, that constituted an expense of $300,919.

Predecessor Entities - Nine Months Ended June 29, 2005 Compared to Nine Months Ended June 30, 2004

Because we did not have any operations or generate any revenue prior to our acquisition of the Ronco business, the entities from whom we purchased the Ronco business are considered to be our predecessor company. Accordingly, the results of operations of the predecessor entities prior to June 30, 2005 are shown as our results of operations.

Net Sales

Net sales for the nine months ended June 29, 2005 were approximately $68.9 million, a decrease of $23.9 million, or 26%, from approximately $92.8 million for the nine months ended June 30, 2004. The decline in net sales consisted of a decline of $19.5 million from the direct response business due to the age of our infomercials, and a decline of $4.6 million from our wholesale business in the first half of 2005 as we transitioned a portion of our wholesale business from distributorship arrangements to direct relationships with larger retailers. Net sales of our Showtime Rotisserie oven products decreased by approximately 54% during the nine months ended June, 29 2005, also due to the age of our infomercials, and net sales of our cutlery product line increased by approximately 67% during this same period. The infomercial for our cutlery products began airing in November 2003, so sales for this product were strong during the period compared to sales of our ovens, for which our newest infomercial began airing in July 2003. Sales of our cutlery products were also higher compared to the comparable period in 2004 because we only introduced this line of products in November 2003, and thus sales of cutlery products were not included for the full nine months ended June 30, 2004.

Gross Profit and Gross Margin

Gross profit for the nine months ended June 29, 2005 was $52.1 million, a decrease of $13.4 million, or 20%, compared to the nine months ended June 30, 2004. Gross profit for the nine months ended June 29, 2005 declined compared to the comparable period in 2004 due to the reduction in net sales, which decline was partially offset by a reduction in costs of goods sold from $65.5 million for the nine months ended June 30, 2004, to $52.1 million in the comparable period in 2005. Gross margin for the nine months ended June 29, 2005 was 76% as compared to 71% for the nine months ended June 29, 2004. This increase in gross margin is primarily due to better pricing from our suppliers due to the migration of most of our outsourced production activities from Korea to China, which is a lower cost environment. Our cost of goods sold includes purchasing and inspection costs, but does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses. As such, our gross margin might not be comparable to other companies in our industry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 29, 2005 were $50.4 million, a decline of $21.3 million, or 30%, compared to the nine months ended June 30, 2004. This decline occurred primarily because our royalty expense was reduced to $0.1 million for the nine months ended June 29, 2005, from approximately $7.0 million for the nine months ended June 30, 2004. Selling, general and administrative expenses also declined for the nine months ended June 29, 2005, due to a reduction in fulfillment and shipping costs from $10.5 million in 2004 to $7.1 million in 2005, which was due to the decline in net sales. As a percentage of net sales, selling, general and administrative expenses for the nine months ended June 29, 2005 were 73% as compared to 77% for the nine months ended June 30, 2004. This improvement was primarily due to the elimination of our royalty expense, but was partially offset by an increase in advertising as a percentage of revenues from 40% to 43% in 2005 due to the declining response from our aging infomercials. We will not have to pay such royalties in the future because we acquired the applicable patents as part of our purchase of the Ronco business.

Operating Income (Loss)

Our operating income for the nine months ended June 29, 2005 was $1.7 million as compared to an operating loss of ($6.3) million for the nine months ended June 30, 2004. The increase in operating income was primarily due to the 5% improvement in our gross margin and a 30% improvement in selling, general and administrative expenses, which was partially offset by the $23.9 million decrease in sales described above.

Net Loss

Our net loss for the nine months ended June 29, 2005 decreased to ($1.1) million as compared to ($6.3) million for the nine months ended June 30, 2004. The decrease in net loss was primarily due to the 5% improvement in our gross margin and a 30% improvement in selling, general and administrative expenses, partially offset by a $23.9 million decrease in sales. This was also offset by interest expense of approximately $2.9 million for the nine months ended June 29, 2005 related to a loan from Ron Popeil, his affiliated entities and the RMP Family Trust. These loans were not assumed by us when we acquired the Ronco business.

Predecessor Entities - Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003 (unaudited)

Net Sales

Net sales for the nine months ended September 30, 2004 were approximately $63.2 million, compared to $42.8 million for the nine months ended September 30, 2003. The increase in net sales for the nine months ended September 30, 2004 was primarily due to the introduction of a new cutlery product line in November 2003, which accounted for approximately $27.1 million of such increase, and $2.8 million in other sales. The cutlery product line was not offered during the comparable nine month period in 2003. The increase was potentially offset by a decrease in sales of our Showtime Rotisserie products of approximately $9.5 million in 2004 compared to the same period ended in 2003. The decrease in sales from our Showtime Rotisserie products is due to the shift in television media from our Showtime Rotisserie product line to our cutlery product line.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2004 was $46.4 million, an increase of $17.8 million, or 62%, compared to the nine months ended September 30, 2003. This increase was primarily due to the increase in net sales and proportionately smaller increase in costs of goods sold. Gross margin for the nine months ended September 30, 2004 was 73% as compared to 67% for the nine months ended September 30, 2003. This increase in gross margin is primarily due to a change in product mix with the introduction of our cutlery product line in November 2003. The gross margin on our rotisserie ovens ranges from 65% to 75% whereas the gross margin on our cutlery products averages about 76%. Our cost of goods sold includes purchasing and inspection costs, but does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses. As such, our margins might not be comparable to other companies in our industry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $53.2 million, an increase of $22 million, or 71%, compared to the nine months ended September 30, 2003. This increase occurred primarily because of the higher net sales, described above, and the increase in advertising expenses from $13.1 million for the nine months ended September 30, 2003, to $31.1 million for the comparable period in 2004. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2004 were 84% as compared to 74% for the nine months ended September 30, 2003. Selling, general and administrative expenses increased as a percentage of net sales for the nine months ended September 30, 2004, due to the increase in advertising expenses, which occurred due to the declining response achieved from our aging infomercials. Selling, general and administrative expenses also included $7.5 million and $4.9 million of fulfillment, and shipping cost for the nine months ended September 30, 2004 and the nine months ended September 30, 2003, respectively.

Impairment Loss on Tooling

The impairment loss on tooling for the nine months ended September 30, 2004 was approximately $771,000, compared to no impairment loss for the nine months ended September 30, 2003. This impairment loss represented a write-off of out-of-date production tooling we previously used in connection with our current product lines.

Operating Loss

Our operating loss for the nine months ended September 30, 2004 was ($7.6) million as compared to a ($3.3) million operating loss for the nine months ended September 30, 2003. The higher loss for 2004 is primarily attributable to the increase in advertising expenses during the nine months ended September 30, 2004.

Net Loss

Our net loss for the nine months ended September 30, 2004 increased to ($7.7) million as compared to ($3.1) million for the nine months ended September 30, 2003. The higher loss for 2004 is primarily attributable to the increase in advertising expenses during the nine months ended September 30, 2004.

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Net Sales

Net sales were $93.5 million for 2003 compared to $98.4 million in 2002, a decrease of 5%. Substantially all of this revenue was generated from sales of our Showtime Rotisserie line of products, as we only introduced our cutlery line of products in November 2003. Showtime Rotisserie product prices remained flat during both years. Of the Showtime Rotisseries, our compact rotisserie generated $26.1 million in net sales and our standard rotisserie generated $59.0 million in net sales in 2003. In 2002, substantially all of our net sales were derived from sales of the compact rotisserie. Our cutlery products contributed $3.5 million in net sales during 2003. The decrease in net sales in 2003 resulted from management’s decision to reduce media expenditures associated with its Showtime Rotisseries ovens during the first seven months of 2003 in order to reduce the number of poor performing air dates, thereby increasing overall profitability.

Gross Profit and Gross Margin

Gross profit for the twelve months ended December 31, 2003 increased by 3% to $64.2 million from $62.2 million for the same period of 2002. Gross margin was 69% in 2003 compared to 63% in 2002. This increase is attributed to the addition of our standard rotisserie to our oven product line and the introduction of our cutlery product line in November 2003. Our margins on our standard rotisserie are approximately 75% and on our cutlery product line are approximately 76%, which are higher than the 65% margins we achieve on our compact rotisserie. Our cost of sales includes purchasing and inspection costs, but does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses. As such, our margin might not be comparable to other companies in our industry.

Selling, General and Administrative Expenses

 Selling, general and administrative expenses for the twelve months ended December 31, 2003 decreased by approximately 6% to $67.7 million from $71.9 million for the twelve months ended December 31, 2002. The decrease in selling, general and administrative expenses was primarily due to a $4.1 million decrease in media expenses. The decline in media expenses was based on management’s decision to reduce media expenditures associated with the Showtime Rotisserie ovens to reduce the number of poor performing air dates and increase overall profitability. As a percentage of net sales, selling, general and administrative expenses were 72% and 73% for the twelve months ended December 31, 2003 and December 31, 2002, respectively. Selling, general and administrative expenses also included $8.5 million and $7.3 million of fulfillment and shipping costs for the twelve months ended December 31, 2003 and 2002, respectively. Fulfillment and shipping cost increased for the twelve months ended December 31, 2003 compared to 2002 because we changed our shipper from the U.S. postal service to FedEx. Although the cost of FedEx was greater than the U.S. postal service, the use of FedEx resulted in faster delivery times, which reduced our returns. Fulfillment costs also increased in 2003 with the introduction of our cutlery product line in November 2003 because such costs are fixed per unit shipped regardless of the unit price. Thus, fulfillment costs for our cutlery product line, which we sell for less than our ovens, represent a larger percentage of sales than they do with respect to our ovens.

Operating Loss

Our operating loss for the twelve months ended December 31, 2003 decreased to ($3.4) million from ($9.7) million for the same period of 2002. The decrease in operating loss was due primarily to the 6% increase in gross margin and a $4.3 million decrease in selling, general and administrative expenses.

Net Loss

Our net loss was ($3.0) million for the twelve months ended December 31, 2003 compared to a net loss of ($9.5) million for the twelve months ended December 31, 2002. This reduction in our net loss was due primarily to the 6% increase in gross margin and a $4.2 million decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Historically, the predecessor entities funded operations primarily through cash flow from operations and borrowings from the shareholder of the predecessor entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. Since our acquisition of the Ronco business, we no longer have the ability to borrow from the shareholder of the predecessor entities, so we have had to identify alternative sources of financing to replace this prior source of financing. Such liquidity need is likely to increase as our wholesale business continues to grow. The increase in our wholesale business, however, is also expected to cause our cost for television media to decline. This savings and boost to our liquidity will be offset by our need to purchase more inventory to support the wholesale business.

Based on our new strategy and the anticipated growth in our wholesale business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the establishment of a research and development program, whether we upgrade our technology, and the amount of inventory required for our expanding wholesale business.

As of June 30, 2005, our total working capital was $8.2 million. In order to assist in meeting our liquidity needs, we borrowed $1.2 million under a revolving line of credit we entered into on September 30, 2005 and entered into a factoring agreement in October 2005 to fund our working capital needs. We also reached agreements with the principal factories who produce our products to extend our payment terms from 30 days to 60 days. Despite these developments, our cash flow from operations, our revolving line of credit (which we paid down to approximately $400,000 in October 2005 and cannot borrow additional amounts under) and advances under our factoring agreement are not expected to be sufficient to meet our future working capital needs. As a result, we are seeking additional sources of capital to assure that our working capital needs are met. Specifically, we are seeking a term loan and/or line of credit of between $15 and $20 million. We are in negotiations with several lenders regarding such a facility but have not yet been able to secure an unsecured credit facility on acceptable terms. If we are unable to secure a facility by March 31, 2006, we will likely need to make changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business and/or reducing advertising directed toward our direct response business.

        Cash Flows – Nine Month Periods

For the one-day period of June 30, 2005, we did not generate any revenues, as we had just acquired the Ronco business and had not yet conducted any business. As a result, the $676,000 of cash used in operating activities was used primarily to compensate our management. For the nine months ended June 29, 2005 and September 30, 2004, we used approximately $2.4 and $41.2 million in cash, respectively, to fund our operations. Substantially all of the amounts expended during the nine months ended September 30, 2004, were used to pay accrued royalty expenses on patents relating to our core products. We will no longer incur these expenses as we have acquired all rights to these patents. We used cash during the nine months ended June 29, 2005 primarily to fund operating losses and for our working capital needs. Specifically, we used cash to reduce accounts payable net of accrued expenses ($2.2 million), deferred income ($3.4 million), inventories ($2.5 million) and accounts receivable ($1.2 million). Inventory and accounts receivable decreased during the nine months ended June 25, 2005 because this period includes our slowest sales months, compared to the increase in inventory for the nine months ended September 30, 2004, which reflects our preparation for the busy holiday sales season. The decline in accounts receivable for this same period occurred because holiday sales had not yet begun. At the same time, accounts payable declined during the nine months ended June 29, 2005, because we had not yet begun buying inventory or advertising in anticipation of the holiday season. Deferred revenue declined during the nine months ended June 29, 2005 compared to the nine months ended September 30, 2004 because such deferred revenue was unusually high during the nine months ended September 30, 2004 due to backorders we experienced with respect to our Showtime Rotisserie ovens.

For the one-day period of June 30, 2005, we used approximately $45 million from investing activities to acquire the Ronco business. For the nine months ended June 29, 2005 and September 30, 2004, our investing activaties provided us with approximately $146,000 and $257,000 of cash, respectively. In 2005, this amount represents approximately $500,000 from our investment in securities, which represents an asset that we acquired when we acquired the Ronco business. This was partially offset by office equipment purchases of approximately $453,000. Our investment proceeds in 2004 were approximately the same as in 2005, which represented the proceeds from the redemption of investment securities, but was offset in part by office equipment purchases of approximately $243,000.

For the one-day period of June 30, 2005, our financing activities provided approximately $46.4 million. This represents the proceeds from the issuance of our Series A Convertible Preferred Stock, less approximately $3.6 million of issuance costs. For the nine months ended June 29, 2005 and September 30, 2004, our financing activities provided approximately $12,000 and $39.1 million of cash, respectively. In 2005, this amount represented an advance from an affiliate, and in 2004, this amount represented the proceeds of a loan from one of the predecessor entities and its stockholder. The predecessor entities used the proceeds from this loan to repay accrued royalty expenses on patents relating to our core products. We acquired these patents in connection with our acquisition of the Ronco business so we will no longer incur these expenses.

Cash Flows - Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

For the year ended December 31, 2003, our operations generated approximately $659,000 in cash.  This amount represents adjustments to our net loss from an increase in net accounts receivable ($671,000) and royalty and license fees payable ($1,497,000) due to additional sales during the fourth quarter of the year and an increase in accounts payable ($1,031,000) due to obtaining an extension in the payment terms from our factories in China and accrued expenses ($237,000) which represent additional amounts payable for freight, sales tax and deposits, due primarily to increased sales volume in the fourth quarter of 2003.  This was partially offset by a decrease in inventory volume ($1,338,000)  due to an increase in sales during the fourth quarter of the year and a decrease of deferred income ($705,000) as products were shipped out prior to year end.

For the year ended December 31, 2003, we used approximately $555,000 in investing activities.  Substantially all of this amount was used to purchase equipment including, computer equipment in the amount of $60,000, tooling in the amount of $159,000, automobiles in the amount of $180,000 and furniture and equipment in the amount of $97,000. During the year ended December 31, 2002, we used approximately $1,331,000 to purchase automobiles in the amount of $170,000, computer equipment in the amount of $22,000, furniture and equipment in the amount of $178,000, leasehold improvements in the amount of $29,000 and tooling in the amount of $905,000 for showtime rotisseries and sold approximately $112,000 in investments.

For the year ended December 31, 2003, we used approximately $363,000 in our financing activities.  We used $375,000 in 2003 to repay the balance due under a $750,000 loan from a financial institution in 2002, half of which was repaid in 2002. The proceeds from this loan were used for working capital. We also received a net amount of $12,000 in advances from loans made during 2003 among the various predecessor entities, compared to paying a net amount of $56,000 pursuant to such affiliated loans during 2002. We did not pay any dividends during the year ended December 31, 2003.  During the year ended December 31, 2002, we paid dividends of approximately $482,000.

Acquisition of the Ronco Business

On June 30, 2005, we acquired the Ronco business. In connection with the acquisition, we sold $50 million of our Series A Convertible Preferred Stock. The proceeds from the stock sale were $46.4 million, which excludes $3.6 million in offering costs. We used approximately $40.2 million to pay the cash portion of the purchase price for the Ronco business and $4.7 million to pay transaction costs. We used the remaining proceeds as follows: approximately $0.4 million was used to repay debt due to investors in Ronco Marketing Corporation and approximate $1.1 million was used for working capital.

        The Notes

In connection with our purchase of the Ronco business, we issued promissory notes to the predecessor entities and Ronald M. Popeil. The aggregate principal amount of the notes is $16.3 million, which may be adjusted pursuant to the terms of the purchase agreement. The aggregate principal amount of the notes was based on the estimated net value of the Ronco business. The amount of the notes may be increased if the actual net value of the Ronco business exceeds the estimated amount, and decreased if the actual net value is less than the estimated amount, as provided in the notes. We completed an accounting after the closing of the acquisition to determine the actual net value of the Ronco business as of the closing date. According to our calculations, the actual net value is lower than the estimated value specified in the purchase agreement, and we expect the aggregate principal amount of the promissory notes will be reduced to approximately $13.158 million. If the predecessor entities and Mr. Popeil disagree with our calculations, they could contest the reduction of the principal amount of the promissory notes. Any dispute over the adjustment of the principal amount of the notes would be resolved through arbitration, pursuant to the asset purchase agreement.

The promissory notes bear simple interest at a rate equal to 9.5% per annum. The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period. Based on management’s estimate of the products to be shipped, we anticipate that we will make principal payments for the next year in the amount of approximately $2,876,000. As the amount due under the notes is an estimate based on volumes of products shipped, as described above, we have not estimated the amounts that will be owed under the notes for subsequent fiscal years. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

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

        Revolving Line of Credit

On September 30, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our corporate investment bonds. The borrowings bear interest at 1% above LIBOR. There is no prepayment penalty on this revolving line of credit.

        Factoring Agreement

On October 25, 2005, we entered into a factoring agreement with Prestige Capital Corporation. Pursuant to this agreement, we may sell up to $8 million of our eligible accounts receivable to Prestige. Prestige will pay us between 75% and 80% of the face value of the accounts receivable at the time of assignment, and the balance, less amounts due to Prestige, when Prestige collects the accounts receivable. Prestige's fee is based on a percentage of the face value of each account receivable and varies between 2%, if the receivable is collected within 15 days, to 5.75% if the receivable is collected within 75 days. The rate goes up by 1% every 15 days thereafter. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige. This agreement is secured by all of our accounts receivable, our inventory and our general intangibles. As of October 28, 2005, we had assigned $4.2 million to Prestige. This agreement terminates on May 1, 2006, subject to certain renewal provisions or earlier termination by Prestige.

        Letter of Credit Facility

On August 2, 1999, Popeil Inventions, Inc. entered into an $8 million letter of credit agreement with Mellon 1st Business Bank. This facility was secured by municipal bond and money market collateral accounts. The sum of the collateral held in the municipal bond and money market accounts was required to be at least equal to the amount of outstanding letters of credit under the agreement, and, in any event, the sum of the municipal bond and money market accounts could not be less than $1,000,000. The value of the municipal bond account, however, was reduced by 20% for purposes of calculating the value of the municipal bond collateral under the agreement. The predecessor entities used this facility for documentary letters of credit to pay the factories in Korea that manufactured their products. The agreement was scheduled to mature on March 31, 2006. In November 2003, however, the predecessor entities began moving their product sourcing to China, which factories agreed to accept thirty day payment terms following delivery of products to the predecessor entities. By the end of 2004, substantially all of the sourcing of products had been moved to China. As a result, the predecessor entities no longer required a letter of credit facility; thus we did not assume this facility when we purchased the Ronco business. This facility was terminated by the predecessor entities on June 29, 2005 and there is no balance due.

        Loans from the Predecessor Entities and Mr. Popeil

In September 2004, RMP Family Trust, which is the stockholder of Ronco Inventions, LLC and Popeil Inventions, Inc., Popeil, who is the primary beneficiary of the trust, and his affiliated entities, loaned the predecessor entities $8,500,000, $28,750,000 and $1,900,000, respectively. These loans are evidenced by promissory notes, which bear interest at 10% per annum and are due on September 7, 2007. The proceeds from these loans were used to pay off the balance owed by the predecessor entities for license fees outstanding as of December 31, 2003. Interest expense related to these loans was approximately $2,929,000 and $247,000 for the nine months ended June 29, 2005 and September 30, 2004, respectively. This amount is included in accrued expenses at September 30, 2004. We did not assume these loans when we purchased the Ronco business.

        Capital Resources

We have not incurred any significant capital expenses during the periods presented and do not have any significant anticipated capital expenditures for the coming year. If capital needs should arise, we will fund them from cash from operations or will obtain financing in connection with their acquisition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table illustrates our contractual obligations and commercial commitments as of June 30, 2005 and include the effects of our acquisition of the Ronco business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (2)	$13,158,180	$2,876,000	$0	$0	$0
Employment and consulting obligations	3,100,000	950,000	1,900,000	250,000	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations (3)	9,251,963	9,251,963	0	0	0
Total	25,510,143	13,077,963	1,900,000	0	0

(1)	Excludes contractual obligations with a term of 30 days or less.
(2)
The estimated annual maturity of our promissory notes for the year ending June 30, 2006 is $2,876,000, which is based on management’s estimate of the products to be shipped in the next year and applying the per-unit dollar amount per the promissory notes. As our promissory notes are an estimate based on volumes of products shipped, we have not estimated the annual maturities after the current year ending June 30, 2006. All remaining amounts owed under the promissory notes are due on June 29, 2010.

(3)	$9,251,963 are purchase orders for future sales.

Our principal executive offices are located at 21344 Superior Street, Chatsworth, California, 91311, where we lease office space and a storage facility on a month to month basis for $12,556 and $18,758 per month, respectively. We are considering other office space alternatives, which could potentially offer greater warehouse capacity. We are in the process of negotiating a lease for new office and warehouse space and expect to relocate our operations by March 1, 2006. The new space is located in close proximity to our existing offices.

We have entered into employment agreements with Richard F. Allen, Sr. and Evan J. Warshawsky that were effective on June 30, 2005. Mr. Allen serves as our President and Chief Executive Officer and is a member of our board of directors and Mr. Warshawsky is our Chief Financial Officer. The employment agreements for Messrs. Allen and Warshawsky have initial terms of four and three years, respectively. Mr. Allen receives a base salary of $250,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. Mr. Warshawsky receives a base salary of $200,000 per year and will be entitled to a discretionary bonus of up to $300,000. See “Directors and Executive Officers of the Registrant-Employment Agreement with Richard F. Allen, Sr.” and “Directors and Executive Officers of the Registrant-Employment Agreement with Evan J. Warshawsky.” The financial obligations under these agreements are included in the table shown above.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended June 30, 2005.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which includes changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading, speculative or hedging purposes.

Our revolving line of credit with Wells Fargo in the original principal amount of $1,234,000 bears interest at 1% above LIBOR. This facility expires, and all outstanding amounts become due, on September 20, 2006.

The fees due under our factoring agreement also vary between 2% and 5.75% depending on whether the account is collected in less than 15 days or in up to 75 days. The rate goes up by 1% every 15 days thereafter and there is no maximum rate. The fees are not tied to interest rates. As of October 28, 2005 we had assigned $4.2 million of our accounts receivable to this factor. Our factoring agreement terminates on May 1, 2006.

The predecessor entities were party to an $8 million letter of credit agreement with a bank. Pursuant to this agreement, any amounts due to the bank based on draws upon letters of credit would bear interest at the rate of 4% per annum. This agreement was terminated on June 29, 2005 as part of our acquisition of the Ronco business and we did not assume any obligations under this agreement.

We enter into a significant amount of purchase obligations outside of the United States, primarily in China, which are settled in U.S. dollars. Therefore, we believe we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-28 at the end of this report.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 13, 2005, our board of directors appointed Mahoney Cohen & Company, CPA, P.C. as our independent registered public accounting firm for the period ended June 30, 2005 and dismissed Stark Winter Schenkein & Co., LLP, which had audited our financial statements for the year ended June 30, 2004.

Our board of directors believes that the appointment of Mahoney Cohen & Company, CPA, P.C. to audit our consolidated financial statements for the above period and thereafter is in the best interests of our stockholders.

Stark Winter Schenkein & Co., LLP’s report on our financial statements for the year ended June 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Stark Winter Schenkein & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, involving our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that a control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Additionally, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were ineffective as of June 30, 2005. In connection with our management's evaluation and documentation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, our Chief Executive Officer and Chief Financial Officer recognized that improvements were necessary in the following areas:

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

 (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation described in Item 9(a) above that occurred during the year ended June 30, 2005 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of October 31, 2005.

Name	Age	Position(s)

Richard F. Allen, Sr.	57	President, Chief Executive Officer and Director
Evan J. Warshawsky	46	Chief Financial Officer and Secretary
Harold D. Kahn	59	Director
A. Emerson Martin, II	55	Director
Gregg A. Mockenhaupt	35	Director

Richard F. Allen, Sr. is our Chief Executive Officer, President and a member of our board of directors, positions he has held since February 2005. Between February 2005 and June 2005, Mr. Allen was the Chief Executive Officer and President of the predecessor entities. Between 2003 and February 2005, Mr. Allen was a consultant to the predecessor entities, assisting them with structuring financial components for their marketing and sales departments. From 2000 through 2003, Mr. Allen was the President and Chief Executive Officer of Design Textiles International, LLC, a distributor and manufacturer of textile products. Mr. Allen has more than 30 years of experience in international marketing, product development, sourcing, manufacturing, international and domestic retail sales, brand management, financing, exporting and importing. Mr. Allen was the President of American Marketing & Events, Inc. between 1993 and 1995. Mr. Allen served in various executive positions with Milliken & Company (New York) and West Point Pepperell (New York) between 1972 and 1975. Mr. Allen graduated from the University of Arizona with a degree in Political Science and Economics and received a Masters degree in International Management from the American Graduate School of International Management.

Evan J. Warshawsky is our Chief Financial Officer and Secretary, positions he has held since June 30, 2005. Between February 2005 and June 2005, Mr. Warshawsky was the Chief Financial Officer of the predecessor entities. Mr. Warshawsky joined Ronco Inventions, LLC in 2002 as its Executive Vice President with responsibilities for operations and information technology systems, and served as its President from May 2003 until February 2005. In his capacity as President of Ronco Inventions, LLC, Mr. Warshawsky was responsible for substantially all of the operations of the predecessor entities, including media, customer service, sourcing, fulfillment and marketing. Between 1999 and 2002, Mr. Warshawsky was President of Definity Design Group, a marketing and design company, and between 1996 and 1999, Mr. Warshawsky served as director of business affairs for Skycastle Entertainment, Inc., NBC’s in-house promotions company. Mr. Warshawsky received a Bachelor of Arts degree in Economics from the University of California at Los Angeles and is a certified public accountant.

Harold D. Kahn is a member of our board of directors, a position he has held since June 2005. From March 2004 until present, Mr. Kahn was an independent retail consultant. For nearly 30 years, Mr. Kahn served in a variety of capacities for R. H. Macy & Co., Inc. and its successor, Federated Department Stores, Inc. Most recently, he was the Chairman and Chief Executive Officer of Macy’s East, a position he held from 1994 to 2004 and for which he had full operating responsibility for a $5 billion, 90 branch retail business. Prior to 1994, Mr. Kahn served in a succession of senior executive roles within Macy’s / Federated, including: President of Montgomery Ward (1992 - 1994), Chairman and Chief Executive Officer of Macy’s South & Bullock’s (1989 - 1992), Chairman and Chief Executive Officer of Macy’s California (1985 - 1989), and President of Macy’s Atlanta (1981 - 1985). Mr. Kahn received a Bachelors degree in Business Administration from City College of New York and a Masters in Business Administration from the University of Maryland.

A. Emerson Martin, II is a member of our board of directors, a position he has held since June 2005. Mr. Martin is a Managing Director at Sanders Morris Harris, Inc., a full-service investment bank, based in Houston, Texas, and has served in this capacity since 2004. Between 2002 and 2004, he was head of investment banking at Touchstone Group, a transnational financial services firm with operations in the U.S. and the Arabian Gulf. From 1997 to 2002, he was head of investment banking at Spencer Trask, a leading private equity firm. Prior to 1997, he was a Senior Managing Director at Donaldson, Lufkin, & Jenrette and First Albany, investment and merchant banks, where he was involved with various public and private financings and mergers and acquisitions. Mr. Martin started his corporate finance career at Salomon Smith Barney, Inc., a global full-service financial company. Mr. Martin received a Bachelor of Arts degree from Union College and a Masters in Business Administration from Columbia University.

Gregg A. Mockenhaupt is a member of our board of directors, a position he has held since June 2005. Mr. Mockenhaupt is a Managing Director at Sanders Morris Harris, Inc., a full-service investment bank, based in Houston, Texas, and has served in this capacity since April 2004. Between 1996 and 2004, Mr. Mockenhaupt served as a Managing Director at Crest Advisors, LLC, a boutique investment banking firm, and as a Managing Director at Crest Communications Holdings LLC, a private investment firm managing approximately $160 million in capital focused on the communications industries. Prior to 1996, Mr. Mockenhaupt was a member of Smith Barney, Inc.’s Advisory Group, where he was involved with a breadth of merger and acquisition transactions and financial restructurings. Mr. Mockenhaupt has served on the board of directors for several private and public companies and is currently a director of TeraBurst Networks, Inc., d/b/a QualCore Logic. Mr. Mockenhaupt graduated from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics with concentrations in Finance and Political Science.

None of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and where judgment has not been reversed, suspended or vacated.

Karen Allen, our Vice President of Product Development, is the wife of Mr. Allen, our Chief Executive Officer, President and member of our board of directors. Mrs. Allen receives an annual salary of $170,000. There are no other family relationships among our directors and executive officers.

Board of Directors and Committees

As of October 31, 2005, our board of directors consisted of four members. We plan to establish audit and compensation committees that meet the criteria for independence under, and other applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and the rules and regulations adopted by the SEC. In addition, we plan to establish a nominating committee consisting of our entire board of directors. Our board of directors has adopted charters for these three committees. We are currently redesigning our website and intend to make the text of these charters available on our website at www.ronco.com.

Audit Committee

The audit committee provides assistance to our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing the adequacy of our accounting practices and systems of internal accounting controls. The audit committee oversees the audit efforts of our independent accountants and reviews their independence.

Our board of directors is currently acting as our audit committee. Our board of directors has determined that we do not have a person qualifying as an audit committee financial expert serving on our board of directors. Before June 30, 2005, our business was operated by companies that were not subject to public reporting requirements and these companies were not historically required to include on their board any person meeting the qualifications of an audit committee financial expert. We plan to change the composition of our board of directors to include at least one person qualifying as an audit committee financial expert.

Compensation Committee

The compensation committee is responsible for recommending to our board of directors the compensation for our executives. The compensation committee determines our general compensation policies and the compensation provided to our directors and executive officers. The compensation committee reviews and recommends bonuses for our officers and certain other employees. In addition, the compensation committee will review and determine equity-based compensation for our directors, officers, employees and consultants, and administer our stock option plans, employee stock purchase plans and other benefit plans.

Nominating Committee

Our entire board of directors will act as our nominating committee and will be responsible for assisting in the selection of individuals as nominees for election to the board of directors at annual meetings of our stockholders and for filling any vacancies or newly created directorships on our board of directors. The nominating committee will make recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors.

Election of Directors and Officers

Holders of our common stock and Series A Convertible Preferred Stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our certificate of incorporation. Our board of directors is elected at the annual meeting of our stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders and until the director’s successor is elected and qualified. If a vacancy occurs on our board of directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by the board of directors or by the stockholders at the next annual stockholders’ meeting or at a special meeting of the stockholders called for that purpose.

Code of Business Conduct and Ethics

In August 2005, our board of directors adopted a code of business conduct and ethics applicable to all of our employees, officers and directors. Our code of business conduct and ethics is currently not available on our website. We recently completed the acquisition transactions of the Ronco business. Before such time, we were a “blank check” company with no operations. As a result of these changes, we are redesigning and reconfiguring our website at www.ronco.com to include links to the text of our code of business conduct and ethics. We intend to satisfy the disclosure requirement relating to amendments to or waivers from any provision of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K with the SEC or posting this information on our website within five business days following the date of any amendment or waiver. Upon request, we will provide to any person, without charge, a copy of our code of business conduct and ethics.

Corporate Governance Guidelines

In August 2005, we also adopted corporate governance guidelines, which provide the framework for our governance. Our corporate governance guidelines require non-employee directors to meet independently from the other members of our board of directors and set qualification standards for prospective members of the board of directors. These guidelines require our board of directors to evaluate its effectiveness annually and the effectiveness of management, define director independence and establish a minimum number of meetings per year for the board of directors and its committees. The text of our corporate governance guidelines is currently not available on our website. As described above, we are redesigning and reconfiguring our website and intend to make our corporate governance guidelines available on our website. Upon request, we will provide to any person, without charge, a copy of our corporate governance guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These individuals are required by the SEC's regulations to furnish us with copies of all Section 16(a) reports filed by such persons. To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners for the fiscal year ended June 30, 2005 were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation for services rendered to us in all capacities for the nine months ended June 30, 2005 and September 30, 2004, and for the fiscal year ended December 31, 2003, for our Chief Executive Officer and our Chief Financial Officer. None of our other executive officers received annual compensation in excess of $100,000 during such periods.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)		Bonus($)		Other Annual Compensation ($)(2)	Restricted Stock Awards ($)

Richard F. Allen, Sr.	2005	$108,933	(3)	$315,00	(4)	--	$3,009,177(5)
President, Chief	2004	--		--		--	--
Executive Officer and Director	2003	--		--		--	--

Evan Warshawsky	2005	$112,500	(6)	$150,00	(7)	--	$601,837(8)
Chief Financial Officer	2004	$112,500	(9)	--		--	--
and Secretary	2003	$123,333	(10)	--		--	--

(1)	Includes medical insurance reimbursements.
(2)
Perquisites, including car allowances, and other personal benefits received by the named executive officers, in the aggregate, do not exceed the lesser of $50,000 or 10% of any such named executive officer’s total annual compensation.

(3)	Reflects amount received by Mr. Allen as Chief Executive Officer of Ronco Inventions, LLC, one of the predecessor entities, for the nine months ended June 29, 2005.
(4)	Reflects bonus paid to Mr. Allen upon completion of the acquisition of the Ronco business that closed on June 30, 2005.
(5)
Reflects value of 480,188 shares of our common stock issued, and 320,125 shares of our common stock to be issued, to Mr. Allen pursuant to the terms of his employment agreement and restricted stock purchase agreement with us. Half of the 320,125 shares will be issued to Mr. Allen on each of the first two anniversaries of June 30, 2005. Mr. Allen purchased 480,188 shares from us at $0.01 per share on June 30, 2005 and will purchase the remaining 320,125 shares at the same price. The fair market value of Mr. Allen’s common stock is based on the $3.77 per share price of the Series A Convertible Preferred Stock sold to investors on June 30, 2005. These shares are subject to repurchase by us, at our option, for $0.01 per share, exercisable if Mr. Allen voluntarily terminates his employment with us prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if we terminate Mr. Allen’s employment on or before June 30, 2007 for “cause,” we have the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment.

(6)	Reflects amount paid to Mr. Warshawsky as an executive of Ronco Inventions, LLC, one of the predecessor entities, for the nine months ended June 29, 2005.
(7)	Reflects bonus paid to Mr. Warshawsky upon completion of the acquisition of the Ronco business that closed in June 2005.
(8)
Reflects value of 160,063 shares of our common stock issued to Mr. Warshawsky under his employment agreement and restricted stock purchase agreement with us. Mr. Warshawsky purchased these shares for $0.01 per share on June 30, 2005, subject to our right to repurchase the shares upon Mr. Warshawsky’s voluntary termination of his employment or our termination of his employment for “cause.” The fair market value of Mr. Warshawsky’s common stock is based on the $3.77 per share price of the Series A Convertible Preferred Stock sold to investors on June 30, 2005. Our repurchase option lapsed with respect to 50% of the shares on June 30, 2005. Our repurchase right will lapse with respect to 25% of the shares on each of the first two anniversaries of June 30, 2005. In addition, our option to repurchase the shares will immediately lapse if Mr. Warshawsky’s employment is terminated without “cause.”

(9)	Reflects amount paid to Mr. Warshawsky as President of Ronco Inventions, LLC, one of the predecessor entities, for the nine months ended September 30, 2004.
(10)	Reflects amount paid to Mr. Warshawsky as President of Ronco Inventions, LLC, one of the predecessor entities, for the year ended December 31, 2003.

Employment Agreement with Richard F. Allen, Sr.

We entered into an employment agreement with Richard F. Allen, Sr., commencing on June 30, 2005, which has an initial term of four years and a provision for automatic renewal for additional one year periods if the employment agreement is not earlier terminated. Mr. Allen serves as our President and Chief Executive Officer and is a member of our board of directors. Mr. Allen receives a base salary of $250,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. The amount of Mr. Allen’s bonus will be determined by our compensation committee, and will be based on the achievement of certain financial milestones as determined by the compensation committee.

On June 30, 2005, the commencement date of Mr. Allen’s employment agreement, we paid Mr. Allen a one-time cash bonus of $315,000 in consideration of his role in the consummation of the transactions that resulted in the acquisition of the Ronco business. Mr. Allen also received the right to purchase 800,313 restricted shares of our common stock pursuant to a restricted stock purchase agreement at a price of $0.01 per share. Mr. Allen purchased 60% of these shares (480,188) on June 30, 2005, and is entitled to purchase an additional 160,063 shares on June 30, 2006 and an additional 160,062 shares on June 30, 2007. These shares are subject to repurchase by us, at our option, for $0.01 per share, if Mr. Allen voluntarily terminates his employment with us prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if we terminate Mr. Allen’s employment on or before June 30, 2007 for “cause,” we have the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment. In addition, our option to repurchase these shares will immediately lapse if we terminate Mr. Allen’s employment without “cause.”

Mr. Allen’s employment agreement would be terminated under its terms upon the death or disability of Mr. Allen. We will also pay for a $1,000,000 life insurance policy for Mr. Allen with the proceeds to be paid to his estate. If we terminate his employment agreement for “cause” (as defined in the agreement) or if Mr. Allen terminates his employment voluntarily for any reason before the end of the term, Mr. Allen will be entitled to receive his base salary through the termination date in addition to his pro rata bonus. If Mr. Allen’s employment is terminated by us without “cause,” then he will be entitled to receive: (i) accrued compensation through the termination date; (ii) a single sum payment of $1,000,000; and (iii) reimbursement for the cost of up to the first 12 months of continuing group health plan coverage that Mr. Allen and his covered dependents would be entitled to receive under federal law.

Mr. Allen’s employment agreement entitles him to participate in our employee benefit plans, including any pension, group health, long term disability, group life insurance, and any other welfare and fringe benefit plans, arrangements and programs we sponsor or maintain for our employees or senior executives. We will also reimburse Mr. Allen for any reasonable expenses he incurs in carrying out his duties and responsibilities for and on our behalf and we will provide him with the use of an automobile of his choice including monthly lease payments of up to $1,000 and other costs including fuel, maintenance and insurance coverage.

Mr. Allen’s employment agreement also contains noncompetition and nonsolicitation provisions, which restrict him from (1) competing with our business during his employment with us and for a period of three years after his employment terminates, and (2) soliciting any of our employees or customers during his employment with us and for a period of two years after his employment terminates.

Employment Agreement with Evan J. Warshawsky

Effective June 30, 2005, we entered into an employment agreement with Evan J. Warshawsky, which has an initial term of three years. Mr. Warshawsky serves as our Chief Financial Officer. Mr. Warshawsky receives a base salary of $200,000 per year and will be entitled to a discretionary bonus of up to $300,000. The amount of Mr. Warshawsky’s bonus will be determined by our board of directors, or compensation committee, based on the achievement of certain financial milestones as determined by our board of directors or compensation committee.

On June 30, 2005, the commencement date of Mr. Warshawsky’s employment agreement, we paid Mr. Warshawsky a one-time cash bonus of $150,000 in consideration of his role in the transactions that resulted in our acquisition of the Ronco business. In addition, Mr. Warshawsky also received the right to purchase 160,063 restricted shares of our common stock pursuant to a restricted stock purchase agreement, at a price of $0.01 per share, subject to our right to repurchase the shares upon Mr. Warshawsky’s voluntary termination of his employment or our termination of his employment for “cause.” Our repurchase option lapsed on June 30, 2005 with respect to 50% of the shares. Our repurchase right will lapse with respect to 25% of the shares on each of the first two anniversaries of June 30, 2005. In addition, our option to repurchase the shares will immediately lapse if Mr. Warshawsky’s employment is terminated without “cause.” On June 30, 2005, Mr. Warshawsky exercised his right to purchase the shares and we issued such shares of our common stock to Mr. Warshawsky as of that date.

Mr. Warshawsky’s employment agreement would be terminated under its terms upon his death or disability. In the event of his death or disability, we will pay Mr. Warshawsky any accrued base salary through the termination date and the cost of six months (in the event of his death) or twelve months (in the event of his disability) of continuing group health plan coverage that he and his covered dependents would be entitled to receive under federal law. If we terminate his employment agreement for “cause” or if Mr. Warshawsky terminates his employment voluntarily for any reason before the end of the term, Mr. Warshawsky will be entitled to receive his base salary through the date his employment terminates in addition to his pro rata bonus. If Mr. Warshawsky’s employment is terminated by us without “cause” then he will be entitled to receive: (i) accrued compensation through the termination date; (ii) an amount equal to three times his then current base salary; and (iii) reimbursement for the cost of up to the first 12 months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents would be entitled to receive under federal law.

Mr. Warshawsky’s employment agreement entitles him to participate in our employee benefit plans, including any pension, group health, long term disability, group life insurance, and any other welfare and fringe benefit plans, arrangements and programs we sponsor or maintain for our employees or senior executives. We will also reimburse Mr. Warshawsky for any reasonable expenses he incurs in carrying out his duties and responsibilities for and on our behalf and we will provide him with the use of an automobile of his choice including monthly lease payments of up to $750 and other costs including fuel, maintenance and insurance coverage.

Mr. Warshawsky’s employment agreement also contains noncompetition and nonsolicitation provisions, which restrict him from (1) competing with our business during his employment with us and for a period of two years after his employment terminates voluntarily or for cause or for a period of one year if his employment is terminated by us without cause, and (2) soliciting any of our employees or customers during his employment with us and for a period of two years after his employment terminates.

        Compensation of Directors

Each member of our board of directors who is not one of our employees receives an annual retainer of $25,000 and $1,500 for each meeting of our board of directors attended. In addition, we will pay for reasonable travel expenses. Under the stock incentive plan that we intend to adopt, non-employee directors may be granted options to purchase shares of our common stock. Messrs. Martin and Mockenhaupt have each waived the right to the $25,000 annual retainer and the grant of stock options.

Our employee director does not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors do not receive any compensation from us other than the retainer, attendance fees and stock option grants described above.

        Stock Incentive Plan

We intend to adopt a stock incentive plan that we anticipate will provide for the grant of options and other equity based awards to purchase our common stock. We intend to reserve not less than 100,000 shares of our common stock for issuance under the stock incentive plan.

        Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or the compensation committee of any other company that has one or more executive officers serving as a member of our board of directors. None of our employees or current or former officers will be appointed to our compensation committee.

ITEM 12.   SECURITY OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

Set forth below is information as of October 15, 2005, as to each class of our equity securities, beneficially owned by all of our directors and each of our executive officers, and all of our directors and executive officers as a group, and each beneficial owner of more than 5% of any class of our voting securities.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

Directors and Executive Officers

Richard F. Allen, Sr.(2)	Common Stock Series A Convertible Preferred Stock	506,713 26,525	(3)	23.9% *

Evan J. Warshawsky(2)	Common Stock Series A Convertible Preferred Stock	186,588 26,525	(4)	8.8% *

Harold D. Kahn	Common Stock Series A Convertible Preferred Stock	0 0		* *

A. Emerson Martin (5), (6)	Common Stock Series A Convertible Preferred Stock	0 0		* *

Gregg A. Mockenhaupt (5), (6)	Common stock Series A Convertible Preferred Stock	0 0		* *

All directors and executive officers as a group (5 persons)	Common Stock Series A Convertible Preferred Stock	693,301 53,050	(7)	32.3% *

5% or greater holders

Entities affiliated with Sanders Morris Harris, Inc. 320 Park Avenue New York, NY 10022	Common Stock Series A Convertible Preferred Stock	1,629,804 1,362,737	(5) (6)	43.8% 10.3%

Janus Investment Fund 151 Detroit Avenue Denver, CO 80206	Common Stock Series A Convertible Preferred Stock	1,591,512 1,591,512	(8) (8)	43.2% 12.0%

Heartland Group, Inc., solely on behalf of the Heartland Value Fund 789 North Water Street Suite 500 Milwaukee, WI 53202	Common Stock Series A Convertible Preferred Stock	1,500,000 1,500,000	(9) (9)	41.8% 11.3%

GLG Partners American Opp Fund P.O. Box 9080t Georgetown, Grand Cayman Cayman Islands	Common Stock Series A Convertible Preferred Stock	1,000,000 1,000,000	(10) (10)	32.3% 7.54%

LBI Group, Inc. Lehman Brothers 399 Park Avenue New York, NY 10022	Common Stock Series A Convertible Preferred Stock	795,756 795,756	(11) (11)	27.6% 6.0%

The Quaker Investment Trust - Quaker Strategic Growth Fund 260 Franklin St., 16th Floor #1600 Boston, MA 02110	Common Stock Series A Convertible Preferred Stock	760,000 760,000	(12) (12)	26.7% 5.7%

Palisades Master Fund LP 200 Hansell Ct East, Suite 550 Roswell, GA 30076	Common Stock Series A Convertible Preferred Stock	500,000 500,000	(13) (13)	19.3% 3.8%

Topwater Exclusive Fund II LLC 80 Washington Street Suite 2-2 South Norwalk, CT 06854	Common Stock Series A Convertible Preferred Stock	433,000 433,000	(14) (14)	17.2% 3.3%

BFS US Special Opportunities Trust PLC 8080 North Central Pkwy #210 Dallas, TX 75206	Common Stock Series A Convertible Preferred Stock	265,252 265,252	(15) (15)	11.3% 2.0%

Renaissance US Growth Investment Trust PLC 8080 North Central Express Suite 210 LB59 Dallas, TX 75206	Common Stock Series A Convertible Preferred Stock	265,252 265,252	(16) (16)	11.3% 2.0%

Stanley Shopkorn Shopkorn Associates 410 Park Avenue New York, NY 100922	Common Stock Series A Convertible Preferred Stock	265,252 265,252	(17) (17)	11.3% 2.0%

Tom and Nancy Juda Living Trust 410 S. Lucerne Boulevard Los Angeles, California 90020	Common Stock Series A Convertible Preferred Stock	265,252 265,252	(18) (18)	11.3% 2.0%

Apogee Fund, L.P. 201 Main St, #1555 Ft Worth, TX 76102	Common Stock Series A Convertible Preferred Stock	198,939 198,939	(19) (19)	8.7% 1.5%

Coll International 1330 Avenue of the Americas, 40th Floor New York, NY 10019	Common Stock Series A Convertible Preferred Stock	177,778 0		8.5% *

Content Holding LLC 1330 Avenue of the Americas, 40th Floor New York, NY 10019	Common Stock Series A Convertible Preferred Stock	177,778 0		8.5% *

Copper Beech Equity Partners LLC 445 Park Avenue, 10th Floor New York, NY 10022	Common Stock Series A Convertible Preferred Stock	177,778 0		8.5% *

Gilbert Azafrani 1725 Oceanfront Walk #318 Santa Monica, CA 90401	Common Stock Series A Convertible Preferred Stock	160,063 0	(20)	7.7% *

Sandor Capital Master Fund, L.P. 2828 Routh Street, #500 Dallas, TX 75201	Common Stock Series A Convertible Preferred Stock	135,000 135,000	(21) (21)	6.0% 1.0%

Paul Wallace 156 West 56th Street, Suite 1604 New York, NY 10019	Common Stock Series A Convertible Preferred Stock	133,334 0		6.4% *

Crescent International LTD Cantara (Switzerland) SA Portfolio Manager to Crescent International Ltd. 84, a. Louis-Casai P.O. Box 161, CH-1216 Cointrin, Geneva, Switzerland	Common Stock Series A Convertible Preferred Stock	133,000 133,000	(22) (22)	6.0% 1.0%

Anthony & Sandra Mansour Family Revocable Trust 12/17/85 4477 Golden Foothill Parkway El Dorado Hills, CA 95762	Common Stock Series A Convertible Preferred Stock	132,626 132,626	(23) (23)	6.0% 1.0%

Alpha Capital AG LH Financial 160 Central Park, S., #2701 New York, NY 10021	Common Stock Series A Convertible Preferred Stock	132,625 132,625	(24) (24)	6.0% 1.0%

IRA FBO Anthony Jacobs, Pershing LLC as Custodian Rollover Account c/o Sanders Morris Harris 600 Travis Street, Suite 3100 Houston, TX 77002	Common Stock Series A Convertible Preferred Stock	112,500 112,500	(25) (25)	5.1% *

*	Indicates less than one percent.
(1)
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, a person is deemed to beneficially own a security if that person has or shares voting power or investment power with respect to that security, or has the right to acquire beneficial ownership of that security within 60 days, including through the exercise of any option, warrant or other right or the conversion of any other security. More than one person may be considered to beneficially own the same security. Percentage of class is based on 2,091,605 shares of common stock outstanding as of October 15, 2005. Percentage of Series A Convertible Preferred Stock is based on 13,262,600 shares of Series A Convertible Preferred Stock outstanding as of October 15, 2005. Securities that are exercisable or convertible into shares of our common stock within 60 days of October 15, 2005 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity. Percentage of class does not include shares of Series A Convertible Preferred Stock payable as a dividend on the outstanding shares of Series A Convertible Preferred Stock.

(2)	The address for Messrs. Allen and Warshawsky is 21344 Superior Street, Chatsworth, California 91311.
(3)
Consists of 480,188 shares of our common stock and 26,525 shares of our Series A Convertible Preferred Stock. The shares of common stock are subject to repurchase by us, at our option, for $0.01 per share, exercisable if Mr. Allen voluntarily terminates his employment with us prior to June 30, 2008 or if certain performance targets are not satisfied. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(4)
Consists of 160,063 shares of our common stock and 26,525 shares of our Series A Convertible Preferred Stock. Mr. Warshawsky acquired the shares of common stock subject to repurchase by us, at our option, for $0.01 per share, exercisable if Mr. Warshawsky voluntary terminates his employment or we terminate his employment for “cause.” Our repurchase option lapsed with respect to 50% of these shares on June 30, 2005. Our repurchase option will lapse with respect to 25% of these shares on each of the first two anniversaries of June 30, 2005. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(5)
Consists of an aggregate of 1,362,737shares of our Series A Convertible Preferred Stock held by Sanders Opportunity Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., and a warrant to purchase 266,667 shares of our common stock held by Sanders Morris Harris, Inc., our placement agent and a subsidiary of Sanders Morris Harris Group, Inc. Don Sanders exercises voting and investment powers for these shares. Although Don Sanders may be deemed to be the beneficial owner, Don Sanders disclaims beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional), L.P., Sanders Opportunity Fund, L.P and Sanders Morris Harris Inc. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder. Messrs. Martin and Mockenhaupt are members of our board of directors and managing directors of Sanders Morris Harris, Inc. Messrs. Martin and Mockenhaupt disclaim beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional), L.P., Sanders Opportunity Fund, L.P and Sanders Morris Harris, Inc.

(6)
Consists of an aggregate of 1,362,737 shares of our Series A Convertible Preferred Stock held by Sanders Opportunity Fund (Institutional), L.P. and Sanders Opportunity Fund, L.P  Don Sanders exercises voting and investment powers for these shares. Although Don Sanders may be deemed to be the beneficial owner, Don Sanders disclaims beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional) L.P. and Sanders Opportunity Fund, L.P. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder. Messrs. Martin and Mockenhaupt are members of our board of directors and managing directors of Sanders Morris Harris, Inc. Messrs. Martin and Mockenhaupt disclaim beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional), L.P. and Sanders Opportunity Fund, L.P.

(7)	Consists of shares owned by Messrs. Allen and Warshawsky.
(8)
Consists of 1,591,512 shares of our Series A Convertible Preferred Stock. William Bales exercises voting and investment powers for these shares. Although Mr. Bales may be deemed to be the beneficial owner, Mr. Bales disclaims beneficial ownership of the shares owned by Janus Investment Fund. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(9)
Consists of 1,500,000 shares of our Series A Convertible Preferred Stock. Paul Beste exercises voting and investment powers for these shares. Although Mr. Beste may be deemed to be the beneficial owner, Mr. Beste disclaims beneficial ownership of the shares owned by Heartland Group, Inc. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(10)
Consists of 1,000,000 shares of our Series A Convertible Preferred Stock. Noam Gottesman exercises voting and investment powers for these shares. Although Mr. Gottesman may be deemed to be the beneficial owner, Mr. Gottesman disclaims beneficial ownership of the shares owned by GLG Partners American Opp Fund. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(11)	LBI Group, Inc. is a wholly-owned subsidiary of Lehman Brothers, Inc., which is a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., which is a public company.
(12)
Consists of 760,000 shares of our Series A Convertible Preferred Stock. Manu Daftary exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(13)
Consists of 500,000 shares of our Series A Convertible Preferred Stock. Paul Mannion and Andy Reckles exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of th`e holder.

(14)
Consists of 433,000 shares of our Series A Convertible Preferred Stock. Travis Taylor and Manu Daftary exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(15)
Consists of 265,252 shares of our Series A Convertible Preferred Stock. Russell Cleveland exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(16)
Consists of 265,252 shares of our Series A Convertible Preferred Stock. Russell Cleveland exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(17)	Consists of 265,252 shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.
(18)
Consists of 265,252 shares of our Series A Convertible Preferred Stock. Tom Juda and Nancy Juda exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(19)
Consists of 198,939 shares of our Series A Convertible Preferred Stock. Emmett Murphy exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(20)	Mr. Azafrani is our general counsel.
(21)
Consists of 135,000 shares of our Series A Convertible Preferred Stock. John Lemak exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(22)
Consists of 133,000 shares of our Series A Convertible Preferred Stock. Mel Crow, Bachir Taleb-Ibrahimi and Maxi Brezzi exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(23)
Consists of 132,626 shares of our Series A Convertible Preferred Stock. Anthony Mansour exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(24)
Consists of 132,625 shares of our Series A Convertible Preferred Stock. Konrad Ackerman and Rainer Posch exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(25)	Consists of 112,500 shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

Equity Compensation Plan Information For Fiscal Year 2005

The following table summarizes, as of June 30, 2005, the shares of our common stock subject to outstanding awards or that are available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)(2)

Equity compensation plans approved by security holders	--	$--	--

Equity compensation plans not approved by security holders	320,125(1)	0.01	--

Total	320,125	$0.01	--

(1)
These shares were awarded to Mr. Allen pursuant to his employment agreement with us and pursuant to a restricted stock purchase agreement. Mr. Allen will be entitled to purchase 50% of these shares for $0.01 per share on each of the first two anniversaries of June 30, 2005. These shares are subject to repurchase by us, at our option, at $0.01 per share, exercisable upon the termination of Mr. Allen’s employment voluntarily or for “cause,” or if certain performance targets are not satisfied. See “Item 10. Directors and Executive Officers of the Registrant –Employment Agreement with Richard F. Allen, Sr.”

(2)	We intend to adopt a stock option plan and to reserve not less than 100,000 shares of our common stock for issuance under the plan.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Origins of the Ronco Asset Purchase

In October 2003, Richard F. Allen, Sr., our President and Chief Executive Officer, commenced discussions with Mr. Ronald M. Popeil regarding the possibility of affecting the purchase of the business of Ronco Inventions, LLC and other entities affiliated with Mr. Popeil, which we refer to as the predecessor entities. Mr. Allen enlisted the assistance of UCC Capital Corporation, an advisory firm based in New York, and certain of its principals, who we refer to collectively as the promoters to provide advice on the specific structure of the proposed asset purchase.

Ronco Marketing Corporation was formed in October 2004 for the purpose of acquiring the assets of the predecessor entities. Pursuant to the terms of an advisory agreement in connection with the structuring, negotiation and financing of the purchase of these assets, we paid cash fees consisting of (i) a base fee of $1,800,000 and (ii) an incremental fee equal to five percent (5%) of any of our cash and cash equivalents in excess of $6 million at the closing to Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC. As compensation for their services in connection with the merger, we also issued Cooper Beech Equity Partners, Coll International and Content Holding an aggregate of 533,334 shares of common stock at a price of $0.01 per share. We also reimbursed Copperfield Equity Partners, Coll International, and Content Holding for certain expenses totaling approximately $700,000 that Copperfield Equity Partners, Coll International, and Content Holding incurred in connection with the purchase of these assets. As of December 31, 2005, Copper Beech Equity Partners, Coll International and Content Holding each beneficially owned 8.5% of our outstanding common stock. See “Business-The Ronco Acquisition.”

Prior to the execution of the asset purchase agreement on December 10, 2004, Ronco Marketing Corporation secured its initial working capital through the sale of restricted shares and approximately $392,000 in promissory notes of Ronco Marketing Corporation to a group of private accredited investors consisting of Frank Milewski, Paul Wallace and the Terra Nova Group. Upon the closing, the promissory notes held by these individuals and entity were redeemed at face value. In addition, as of June 30, 2005, Frank Milewski, Paul Wallace and the Terra Nova Group collectively owned 266,668 shares of common stock or 12.7% of our outstanding common stock.

The shares of our common stock held by Copper Beech Equity Partners, Coll International, Content Holding, Frank Milewski, Paul Wallace and the Terra Nova Group are restricted shares, as defined by the Securities Act. We are in the process of registering the shares held by Copper Beech LLC , Content Holding LLC, Frank Milewski, Paul Wallace and the Terra Nova Group. The shares of common stock held by Copper Beech LLC and Content Holding LLC are held under the terms of a 12-month lock-up agreement, which permits re-hypothecation and private sales of such shares of common stock, but prohibits the sale of common stock through the public market. The placement agent, Sanders Morris Harris, may waive such lockup agreement in its discretion.

We have agreed to indemnify and hold harmless and generally release Content Holding, Copper Beech Equity Partners, Copperfield Equity Partners (an affiliate of Copper Beech Equity Partners), Coll International, their managers, directors and officers from and against any loss, claim, damage, liability or expense arising out of or in connection with the purchase of assets from the predecessor entities and Mr. Popeil, including, without limitation, attorneys' fees, disbursements and any other costs and expenses in connection therewith, except to the extent such loss, claim, damage, liability or expense related to or resulted from the fraud, gross negligence, bad faith or willful misconduct of such party.

Copper Beech Equity Partners, Coll International, Content Holding, Frank Milewski, Paul Wallace and the Terra Nova Group have discussed with the placement agent the possibility of engaging in private re-sales of some or all of the 800,002 shares of our common stock that they received as a group in connection with these various transactions. Such re-sales would be permitted under the terms of the lock-up agreements between us and Copper Beech Equity Partners and Content Holding and would have to be done in compliance with an exemption from the registration requirements of the federal securities laws and any applicable state securities laws. The proceeds from any such private re-sales would go to Copper Beech Equity Partners, Coll International, Content Holding, Frank Milewski, Paul Wallace or the Terra Nova Group and would not go to us.

Preferred Stock Financing

On June 30, 2005, we issued and sold 13,262,600 shares of Series A Convertible Preferred Stock for a purchase price of $3.77 per share to certain investors, including to certain beneficial owners of more than 5% of our voting securities and Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our Chief Executive Officer and Chief Financial Officer, respectively. We sold the Series A Convertible Preferred Stock for total proceeds of $50 million to finance the cash portion of the purchase price of the assets that we acquired from Mr. Ronald M. Popeil and the predecessor entities. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 13,262,600 shares of our common stock, as such number may be adjusted in the future. See “Business-The Ronco Acquisition.”

Registration Rights Agreement

On June 30, 2005, we entered into a registration rights agreement with the purchasers of our Series A Convertible Preferred Stock (including certain beneficial owners of more than 5% of our voting securities, Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our Chief Executive Officer and Chief Financial Officer, respectively), Sanders Morris Harris and certain holders of our common stock. Under the terms of the agreement, we were obligated to file a registration statement covering the resale of certain outstanding shares of common stock, the shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are convertible and into which the warrant issued to Sanders Morris Harris is exercisable. We were obligated to have the registration statement declared effective by October 28, 2005. Because we were unable to meet this deadline, we are liable for a cash payment to the stockholders who are party to the registration rights agreement, equal to one percent of the per share price of the Series A Convertible Preferred Stock, or $500,000, per month. The registration rights agreement also provides that parties to the agreement have the right, under certain circumstances and subject to certain conditions, to require us to register under the Securities Act shares of our common stock held by them, but not registered as discussed above. The registration agreement also provides that we will pay all expenses in connection with any registration.

Placement Agent Agreement

On May 26, 2005, we entered into a placement agent agreement with Sanders Morris Harris in connection with the preferred stock financing described above. Pursuant to the terms of the placement agent agreement and in consideration of services provided by Sanders Morris Harris, we paid Sanders Morris Harris $3,500,000, issued Sanders Morris Harris a warrant to purchase 266,667 shares of our common stock and reimbursed it for certain out-of-pocket expenses. The warrant has an exercise price of $3.77 per share and is exercisable for five years from July 1, 2005. Messrs. A. Emerson Martin, II and Gregg A. Mockenhaupt are each managing directors of Sanders Morris Harris and are also members of our board of directors. See “Business-The Ronco Acquisition.”

Ronco Marketing Corporation Merger

On June 29, 2005, we closed a merger transaction pursuant to an agreement and plan of merger dated May 23, 2005, by and among us, certain of our stockholders, Ronco Acquisition Corporation (our wholly-owned subsidiary) and Ronco Marketing Corporation. Pursuant to the merger agreement, we acquired Ronco Marketing Corporation by merging Ronco Acquisition Corporation with and into Ronco Marketing Corporation. Ronco Marketing Corporation was the surviving corporation and became our wholly-owned subsidiary. Pursuant to the agreement: (i) each share of our common stock issued and outstanding immediately prior to June 29, 2005 remained issued and outstanding; (ii) each share of Ronco Acquisition Corporation’s common stock issued and outstanding immediately prior to June 29, 2005 ceased to be outstanding and was converted into one share of common stock of Ronco Marketing Corporation; and (iii) each share of Ronco Marketing Corporation’s common stock issued and outstanding immediately prior to June 29, 2005 ceased to be outstanding and was converted into and exchanged for 1.6452794 shares of our common stock, for an aggregate of 800,002 shares of our common stock.

Indemnification of Directors and Officers

Our certificate of incorporation and bylaws provide for the indemnification of our officers and directors. We intend to enter into indemnification agreements with each of our directors and executive officers.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Mahoney Cohen & Company., CPA, P.C., our independent registered public accounting firm, for professional services rendered for the period ended June 30, 2005:

Period Ended
Fee Category	June 30, 2005
Audit Fees(1)	$216,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total Fees	$216,000

(1)	Consists of fees associated with the annual audit of our financial statements.

On July 13, 2005, our Board of Directors appointed Mahoney Cohen & Company, CPA, P.C. as our independent auditors for the period ended June 30, 2005. We did not procure any other services from Mahoney Cohen & Company, CPA, P.C. in fiscal 2005 or 2004.

The board of directors pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the board of directors prior to the completion of the audit. The board of directors may form and delegate authority to committees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such committee to grant pre-approvals shall be presented to the full board of directors at its next scheduled meeting.

During fiscal 2005, the board of directors pre-approved all audit services and permitted non-audit services performed by our independent registered public accounting firm and did not rely upon the de minimus exceptions described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The board of directors has considered and determined that Mahoney Cohen & Company, CPA, P.C.'s provision of these services is compatible with maintaining its independence.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

See pages F-1 through F-28 at the end of this report.

(b)	Financial Statement Schedules.

RONCO CORPORATION
Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions Charged to costs and expenses	Deductions		Balance at end of period

Allowance for doubtful accounts and sales returns
Nine months ended June 29, 2005	$1,480,000	$--	$(1,180,000	)(a)	$300,000
Nine months ended September 30, 2004	$5,526,430	$1,474,147	$(5,520,577	)(b)	$1,480,000
Year ended December 31, 2003	$1,835,421	$3,691,009	$--		$5,526,430
Year ended December 31, 2002	$1,075,385	$760,036	$--		$1,835,421

Notes:
(a) Reduction in allowance.
(b) Accounts written-off.

(c)	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2006	RONCO CORPORATION

	By:	/s/ Richard F. Allen, Sr.

Richard F. Allen, Sr. President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard F. Allen, Sr.	Chief Executive Officer, President and Director	January 20, 2006
Richard F. Allen, Sr.	(Principal Executive Officer)

/s/ Evan J. Warshawsky	Chief Financial Officer and Secretary	January 20, 2006
Evan J. Warshawsky	(Principal Accounting Officer and Principal Financial Officer)

/s/ Harold D. Kahn	Director	January 20, 2006
Harold D. Kahn

/s/ A. Emerson Martin, II	Director	January 20, 2006
A. Emerson Martin, II

/s/ Gregg A. Mockenhaupt	Director	January 20, 2006
Gregg A. Mockenhaupt

/s/ Thomas J. Lykos, Jr.	Director	January 12, 2006
Thomas J. Lykos, Jr.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 20, 2005, among Ronco Corporation (fka Fi-Tek VII, Inc.), the "FTK Insiders", Ronco Acquisition Corporation and Ronco Marketing Corporation.(4)

2.2	Asset Purchase Agreement dated December 10, 2004, as amended, among Ronco Marketing Corporation and Ronco Inventions, LLC, Popeil Inventions, Inc., RP Productions, Inc., RMP Family Trust and
Ronald M. Popeil.(4)

3.1(i)	Certificate of Incorporation of Ronco Corporation (fka Fi-Tek VII, Inc.), as amended.(4)

3.1(ii)	Bylaws of Ronco Corporation (fka Fi-Tek VII, Inc.). (4)

4.1	Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Ronco Corporation. (4)
4.2	Warrant between Ronco Corporation and Sanders Morris Harris Inc. (3)

4.3	Form of Registration Rights Agreement between Ronco Corporation, the parties set forth on the signature page and Exhibit A thereto and other stockholders of the Company. (1)

10.1	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Ronco Inventions, LLC. (5)

10.2	Lock-Up Agreement for Copper Beech Equity Partners dated June 29, 2005. (4)

10.3	Lock-Up Agreement for Content Holding LLC dated June 28, 2005.(4)

10.4	Assignment and Assumption Agreement dated June 30, 2005, between Ronco Marketing Corporation and Ronald M. Popeil. (4)
10.5	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Popeil Inventions, Inc. (5)

10.6	Consulting and Advisory Services Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.7	Trademark Co-Existence Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.8	New Product Development Agreement dated June 30, 2005 by and among Ronald M. Popeil and Ronco Marketing Corporation. (5)

10.9	Placement Agent Agreement dated May 26, 2005, between Ronco Marketing Corporation and Sanders Morris Harris. (4)

10.10	Advisory Agreement dated May 20, 2005, between Ronco Marketing Corporation and Copper Beech LLC, Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC. (4)

10.11	Revolving Line of Credit Note dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank, National Association. (5)

10.12	Securities Agreement Securities Account dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank National Association. (5)

10.13	Employment Agreement between Ronco Corporation and Richard F. Allen, Sr. (4)

10.14	Employment Agreement between Ronco Corporation and Evan J. Warshawsky. (4)

10.15	Restricted Stock Purchase Agreement between Ronco Corporation and Richard F. Allen, Sr. dated June 28, 2005. (4)*

10.16	Restricted Stock Purchase Agreement between Ronco Corporation and Evan Warshawsky dated June 29, 2005. (4)*

10.17	Purchase and Sale Agreement by and between Prestige Capital Corporation and Ronco Corporation dated as of October 25, 2005 (2)

10.18	Restricted Stock Purchase Agreement between Ronco Corporation and Gilbert Azafrani dated June 28, 2005. (4)*

14.1	Code of Business Conduct and Ethics (4)

21.1	Subsidiaries of Ronco Corporation (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)

(1)	Incorporated by reference from Exhibits 10.10 to Form 8-K filed July 1, 2005.

(2)	Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 31, 2005.

(3)	Incorporated by reference from exhibit 10.11 to the Form 10-K filed on November 4, 2005.

(4)	Incorporated by reference from the corresponding exhibit to the Form 10-K filed on November 4, 2005.

(5)	Filed Herewith.

*	Management Compensation Plan or Arrangements

RONCO CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm, Mahoney Cohen & Company, CPA, P.C.	F-2 - F-3

Independent Auditors' Report, VELAH Group LLP	F-4

Report of Independent Registered Public Accouting Firm, Weinberg & Company	F-5

Consolidated and Combined Balance Sheets at June 30, 2005 (Successor) and September 30, 2004 (Predecessor)	F-6

Consolidated and Combined Statements of Operations for June 30, 2005 (Date of Acquisition) (Successor), for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002 (Predecessor)
F-7

Consolidated and Combined Statements of Stockholders' and Members' Equity (Deficiency) for the period from October 15, 2004 (Date of Inception) to June 30, 2005 (Successor), for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002 (Predecessor)
F-8

Consolidated and Combined Statements of Cash Flows for June 30, 2005 (Date of Acquisition) (Successor), for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002 (Predecessor)
F-9-F-10

Notes to Consolidated and Combined Financial Statements	F-11 - F-28

The following consolidated and combined financial statement schedule is included in Item 15(b):

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ronco Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Ronco Corporation and subsidiary (the “Successor” or “Company”) as of June 30, 2005 and the related consolidated statements of operations and cash flows for the one day June 30, 2005 (Date of Acquisition) and stockholders' equity for the period October 15, 2004 (Date of Inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronco Corporation and subsidiary as of June 30, 2005, and the results of their operations and their cash flows for June 30, 2005 (Date of Acquisition) in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
October 20, 2005, except for Note 20 paragraphs 1 and 2 which is as of October 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Stockholders
Ronco Inventions, LLC and Affiliated Companies

We have audited the accompanying combined balance sheet of Ronco Inventions, LLC and Affiliated Companies (the “Predecessor” or the “Company”) as of September 30, 2004, and the combined statements of operations, stockholders’ and members’ deficiency and cash flows for the nine months ended June 29, 2005 and September 30, 2004. Our audit also includes the financial statement schedule listed in the index as Item 15(b) for the nine months ended June 29, 2005 and September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Ronco Inventions, LLC and Affiliated Companies as of September 30, 2004, and the results of their operations and their cash flows for the nine months ended June 29, 2005 and September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the nine months ended June 29, 2005 and September 30, 2004, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
October 20, 2005

INDEPENDENT AUDITORS’ REPORT

To the Members and Stockholder
Ronco Inventions, LLC and Affiliated Companies:

We have audited the accompanying combined statements of operations, stockholders’ and members’ deficiency, and cash flows of Ronco Inventions, LLC and Affiliated Companies (collectively, the “Company”), which are under common ownership and common management, for the year ended December 31, 2003. Our audit also includes the financial statement schedule listed in the index as Item 15(b) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the combined statements of operations, stockholders’ and members’ deficiency, and cash flows referred to above present fairly, in all material respects, the results of its operations and its cash flows of the Company for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ VELAH Group LLP

VELAH Group LLP
Los Angeles, California
August 19, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ronco Inventions, LLC and Affiliated Entities

We have audited the accompanying combined statements of operations, stockholders’ and members’ deficiency, and cash flows of Ronco Inventions, LLC and Affiliated Entities for the year ended December 31, 2002. Our audit also includes the financial statement schedule listed in the index as Item 15 for the year ended December 31, 2002. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ronco Inventions, LLC and Affiliated Entities for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the combined financial statements, certain errors resulting in an understatement of previously reported property and equipment at December 31, 2002 were discovered by management of the Company during the period ended June 30, 2005. Accordingly, the combined financial statements for the year ended December 31, 2002 have been restated.

WEINBERG & COMPANY, P.A.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
June 12, 2003, except for note 15, as to which the date is October 12, 2005

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED BALANCE SHEETS
JUNE 30, 2005 AND SEPTEMBER 30, 2004

ASSETS
	Successor	Predecessor
	June 30, 2005	September 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$834,358	$2,421,984
Accounts receivable, net of allowance for doubtful accounts and returns of $1,480,000 at September 30, 2004	2,264,315	3,481,628
Inventories	8,968,199	11,465,549
Prepaid expenses and other current assets	2,537,506	3,005,629
Due from predecessor entities	135,676	--
Total current assets	14,740,054	20,374,790
INVESTMENTS	1,627,823	2,061,107
PROPERTY AND EQUIPMENT, Net	925,000	1,253,803
OTHER ASSETS:
Production costs, net of accumulated amortization $588,986 at September 30, 2004	100,000	313,039
Due from affiliate	--	190,034
Deposits	182,500	211,505
DEFERRED INCOME TAXES	310,000	--
INTANGIBLE ASSETS	42,923,600	--
GOODWILL	2,953,481	--
	$63,762,458	$24,404,278
LIABILITIES AND STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of notes payable	$2,876,000	$--
Accounts payable	3,156,080	7,883,089
Accrued expenses	430,251	825,388
Due to affiliates	--	120,462
Product development and license fees payable	--	7,070,465
Deferred income	75,000	4,502,924
Total current liabilities	6,537,331	20,402,328
LONG-TERM LIABILITIES:
Loan payable to stockholder and affiliate	--	39,150,000
Deferred income	--	1,241,662
Notes payable, less current maturities	10,282,180	--
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIENCY)
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 13,262,600 shares issued and outstanding at June 30, 2005	133	--
Common stock, $.00001 par value; 500,000,000 shares authorized 2,091,605 shares issued and outstanding at June 30, 2005	21	--
Common stock - Popeil Inventions, Inc., $1 par value; 1,000 shares authorized, issued and outstanding at September 30, 2004	--	1,000
Common stock - R.P. Productions, Inc., $.0025 par value; 10,000,000 shares authorized; 100 shares issued and outstanding at September 30, 2004	--	1
Common stock to be issued	1,206,870	--
Additional paid-in capital	49,513,066	1,194,375
Deferred compensation	(3,310,096)	--
Accumulated deficit	(467,047)	(23,799,790)
Members' deficit	--	(13,785,298)
Total stockholders' and members' equity (deficiency)	46,942,947	(36,389,712)
	$63,762,458	$24,404,278

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005, NINE MONTHS
ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004 AND YEARS ENDED DECEMBER 31, 2003 AND 2002

	Successor	Predecessor
	(Date of Acquisition) June 30, 2005	Nine Months Ended June 29, 2005	Nine Months Ended September 30, 2004
Net sales	$--	$68,985,101	$63,245,257
Cost of sales	--	(16,844,057)	(16,842,282)
Gross profit	--	52,141,044	46,402,975
Selling, general and administrative expenses	765,967	50,446,473	53,216,762
Impairment loss on equipment	--	--	771,048
	765,967	50,446,473	53,987,810
(Loss) income from operations	(765,967)	1,694,571	(7,584,835)
Other income, net	--	(7,840)	--
Interest expense, net of interest income of $104,251 and $133,830 - June 29, 2005 and September 30, 2004, respectively	--	(2,824,260)	(120,482)
Loss before benefit for income taxes	(765,967)	(1,137,529)	(7,705,317)
Benefit for income taxes	(310,000)	--	--
Net loss	$(455,967)	(1,137,529)	(7,705,317)
Pro forma tax benefit (unaudited)		(455,012)	(3,082,127)
Pro forma net loss (unaudited)		$(682,517)	$(4,623,190)
NET LOSS PER SHARE:
Net loss per share - basic and diluted	$(0.22)	N/A	N/A
Pro forma net loss per share - basic and diluted (unaudited)	N/A	$(0.33)	$(2.21)
Weighted average shares outstanding - basic and diluted	2,091,605	N/A	N/A
Pro forma weighted average shares outstanding - basic and diluted (unaudited)	N/A	2,091,605	2,091,605

	Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002 Restated
Net sales	$93,500,173	$98,362,744
Cost of sales	(29,274,097)	(36,153,419)
Gross profit	64,226,076	62,209,325
Selling, general and administrative expenses	67,652,570	71,937,421
Impairment loss on equipment	--	--
	67,652,570	71,937,421
(Loss) income from operations	(3,426,494)	(9,728,096)
Other income, net	385,992	253,980
Interest expense, net of interest income of $104,251 and $133,830 - June 29, 2005 and September 30, 2004, respectively	--	--
Loss before benefit for income taxes	(3,040,502)	(9,474,116)
Benefit from Income taxes	--	--
Net loss	$(3,040,502)	$(9,474,116)
NET LOSS PER SHARE:
Net loss per share - basic and diluted	N/A	N/A
Weighted average shares outstanding - basic and diluted	N/A	N/A

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’
AND MEMBERS’ EQUITY (DEFICIENCY)
PERIOD FROM OCTOBER 15, 2004 (DATE OF INCEPTION) TO JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEARS ENDED DECEMBER 31, 2003 AND 2002

Successor:
	Ronco Corporation Common Stock		Ronco Corporation Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE, beginning at October 15, 2004 (Date of Inception)	--	$--	--	$--	$--	$--	$--	$--	$--
Issuance of Common Stock	800,002	8				3,237			3,245
Recapitalization of Fi-Tek VII, Inc.	477,639	5				11,784			11,789
Issuance of Preferred Stock			13,262,600	133		49,999,867			50,000,000
Issuance costs on Preferred Stock						(3,570,460)			(3,570,460)
Issuance of Common Stock to officers at fair value (cash received $6,403)	640,251	6				2,413,741	(2,106,426)		307,321
Issuance of Common Stock for transaction costs at fair value (cash received $1,601)	173,713	2				654,897			654,899
Common stock to be issued to officer as deferred compensation at fair value (cash received $3,200)					1,206,870		(1,203,670)		3,200
Net loss								(467,047)	(467,047)
BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947

Predecessor:
	Popeil Inventions, Inc. Common Stock		R.P. Productions, Inc. Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Ronco Inventions, LLC Members’ Deficit	Total
BALANCE, January 1, 2002	1,000	$1,000	100	$1	$1,194,375	$(16,030,483)	$(481,308)	$(15,316,415)
Reclassification	--	--	--	--	--	3,943,362	(3,943,362)	--
Prior period adjustment	--	--	--	--	--	(135,489)	(235,567)	(371,056)
January 1, 2002, As restated	1,000	1,000	100	1	1,194,375	(12,222,610)	(4,660,237)	15,687,471
Net loss (Restated)						(5,712,123)	(3,761,993)	(9,474,116)
Dividends						(482,306)	--	(482,306)
BALANCE, December 31, 2002	1,000	1,000	100	1	1,194,375	(18,417,039)	(8,422,230)	(25,643,893)
Net loss						(364,024)	(2,676,478)	(3,040,502)
BALANCE, December 31, 2003	1,000	1,000	100	1	1,194,375	(18,781,063)	(11,098,708)	(28,684,395)
Net loss						(5,018,727)	(2,686,590)	(7,705,317)
BALANCE, September 30, 2004	1,000	1,000	100	1	1,194,375	(23,799,790)	(13,785,298)	(36,389,712)
Net loss (Income)						2,110,822	(3,248,351)	(1,137,529)
Sale of assets to Successor	(1,000)	(1,000)	(100)	(1)	(1,194,375)	21,688,968	17,033,649	37,527,241
BALANCE, June 29, 2005	--	$--	--	$--	$--	$--	$--	$--

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
FOR ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEARS ENDED DECEMBER 31, 2003 AND 2002

	Successor	Predecessor
	Period for One day (Date of acquisition) June 30, 2005	Nine Months June 29, 2005	Nine Months September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(455,967)	$(1,137,529)	$(7,705,317)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	--	601,671	953,928
Gain on sale of property and equipment	--	--	--
Impairment loss on Tooling	--	--	771,048
Bad debt expense	--	--	1,474,147
Deferred income taxes	(310,000)	--	--
Compensation expense from the issuance of common stock	300,919	--	--
Changes in operating assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	--	1,214,221	4,612,403
Inventories	--	2,497,350	(5,652,929)
Prepaid expenses and other current assets	(210,490)	668,872	2,222,083
Other assets	--	(6,705)	(454,214)
Accounts payable	--	(4,994,730)	206,150
Accrued expenses	--	2,798,142	177,827
Royalty and license fees payable	--	(580,027)	(40,380,573)
Deferred income	--	(3,444,870)	2,548,315
Net cash (used in) provided by operating activities	(675,538)	(2,383,605)	(41,227,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	--	(453,519)	(243,084)
Proceeds from sale of property and equipment	--	--	--
Deposit received on acquisition of Successor	--	100,000	--
Proceeds from investment in securities	--	500,000	500,003
Acquisition of businesses, net of cash acquired of $12,293	(44,934,093)	--	--
Net cash (used in) provided by investing activities	(44,934,093)	146,481	256,919
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from stockholder and affiliate	--	--	39,150,000
Proceeds from note payable	391,810	--	--
Payments on note payable	(391,810)	--	--
Net advances to affiliates	--	12,339	(81,436)
Dividends paid	--	--	--
Proceeds from issuance of preferred stock, net of issuance costs of $3,570,460	46,429,540	--	--
Issuance of common stock	14,449	--	--
Net cash provided by (used in) financing activities	46,443,989	12,339	39,068,564
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	834,358	(2,224,785)	(1,901,649)
CASH AND CASH EQUIVALENTS, Beginning of Period	--	2,421,984	4,323,633
CASH AND CASH EQUIVALENTS, End of Period	$834,358	$197,199	$2,421,984
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$--	$1,600	$1,600
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
On June 30, 2005, the Company acquired businesses (see Note 2). The following table summarizes the purchase transaction on the date of acquisition:
Purchase Price:
Cash	$40,209,000
Transaction costs (including $653,298 of common stock issued)	5,728,859
Notes Payable	13,158,180
Total purchase price	59,096,039
Less Fair Value of:
Assets acquired	59,454,129
Liabilities assumed	(3,311,571)
Goodwill	$2,953,481

On June 30, 2005, the Company issued common stock at fair value of $3,310,096 for deferred compensation.

On June 30, 2005, the Company accrued $338,175 of transaction costs.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEARS ENDED DECEMBER 31, 2003 AND 2002
	Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,040,502)	$(9,474,116)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,391,671	1,151,112
Gain on sale of property and equipment	(624)	--
Impairment loss on equipment	--	--
Bad debt expense	3,691,009	760,036
Deferred income taxes	--	--
Compensation expense from the issuance of common stock	--	--
Changes in operating assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	(4,361,600)	2,819,279
Inventories	1,338,015	(2,205,155)
Prepaid expenses and other current assets	(57,213)	(2,056,737)
Other assets	(361,481)	137,235
Accounts payable	1,030,675	(249,511)
Accrued expenses	237,059	(2,390,712)
Royalty and license fees payable	1,497,327	9,303,930
Deferred income	(704,893)	(771,884)
Net cash (used in) provided by operating activities	659,443	(2,976,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(555,842)	(1,330,786)
Proceeds from sale of property and equipment	1,000	--
Deposit received on acquisition of Successor	--	--
Proceeds from investment in securities	--	111,691
Acquisition of businesses, net of cash acquired of $12,293	--	--
Net cash (used in) provided by investing activities	(554,842)	(1,219,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from stockholder and affiliate	--	--
Proceeds from note payable	--	750,000
Payments on note payable	(375,000)	(375,000)
Net advances to affiliates	11,600	(56,315)
Dividends paid	--	(482,306)
Proceeds from issuance of preferred stock, net of issuance costs of $3,570,460	--	--
Issuance of common stock	--	--
Net cash provided by (used in) financing activities	(363,400)	(163,621)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(258,799)	(4,359,239)
CASH AND CASH EQUIVALENTS, Beginning of Period	4,582,432	8,941,671
CASH AND CASH EQUIVALENTS, End of Period	$4,323,633	$4,582,432
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,600	$1,600

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Ronco Corporation (the “Company” or the “Successor”), a Delaware corporation, is a provider of proprietary consumer products for the kitchen and home. The Company markets its products primarily in the United States through the broadcast of direct response commercial announcements known as infomercials, internet advertising, its in-house customer service department, tele-marketing and through wholesale distributors to retailers.

On June 29, 2005, Fi-Tek VII, Inc. (“Fi-Tek”), a publicly traded shell corporation, acquired all of the outstanding shares of Ronco Marketing Corporation (“RMC”) through the merger of a wholly-owned subsidiary of Fi-Tek with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly-owned subsidiary of the Company. Upon closing of the merger, Fi-Tek changed its name to Ronco Corporation and completed a 1 to 89 stock split of Fi-Tek outstanding shares of common stock. In exchange for their shares of RMC, the former holders of RMC common stock received 800,002 post-reverse split shares of the Company’s stock. The Company’s existing stockholders (the stockholders of the Company when it was operating as Fi-Tek) retained the remaining 477,639 shares of the outstanding common stock of the Company following the merger and reverse stock split of the common stock. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the reverse acquisition, the historical financial statements of Fi-Tek for the periods prior to the date of the transaction are not presented.

Effective June 30, 2005, the Company through its wholly-owned subsidiary, RMC, completed a series of transactions to acquire certain assets and assumed certain liabilities of Ronco Inventions, LLC (“RI” or “LLC”), a California limited liability company; Popeil Inventions, Inc. (“PII”), a Nevada S corporation; RP Productions, Inc. (“RPP”) a Nevada S corporation (collectively, the “Seller Entities” or the “Predecessor”); and certain patents and other intellectual property rights from Ronald M. Popeil (“Popeil”).

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fiscal Year-End

Successor - The Company has a fiscal year end of June 30. Expenses of Ronco Marketing Corporation (Successor) in the amount of $11,080 are not included in the consolidated statement of operations for June 30, 2005 because these expenses are prior to the date of acquisition.

Predecessor - In 2004, the Seller Entities changed their fiscal year-end from December 31 to September 30. The combined Seller Entities financial statements include the results of operations for the nine months ended June 29, 2005 and September 30, 2004 and the results from operations for the years ended December 31, 2003 and 2002. For comparative purposes we have shown below the unaudited financial statement for the nine months ended June 30, 2004 and September 30, 2003.

	9 Months Ended 6/29/05	9 Months Ended 6/30/04	9 Months Ended 9/30/2004	9 Months Ended 9/30/2003
		(Unaudited)		(Unaudited)
Net sales	$68,985,101	$92,823,959	$63,245,257	$42,195,654

Cost of goods sold	(16,844,057)	(27,312,386)	(16,842,282)	(14,271,989)

Gross Profit	52,141,044	65,511,573	46,402,975	27,923,665

Selling and general administrative expenses	50,446,473	71,762,668	53,216,762	31,194,972
Impairment loss on equipment			771,048

Operating income (loss)	1,694,571	(6,251,095)	(7,584,835)	(3,271,307)

Interest income (expense), net	(2,824,260)	49,946	(120,482)	158,836
Other Income (expense)	(7,840)	(131,977)	--	--

Net Loss	(1,137,529)	(6,333,126)	(7,705,317)	(3,112,471)

Pro forma income tax benefit (unaudited)	455,012	2,533,250	3,082,127	1,244,988

Pro forma net loss (unaudited)	$(682,517)	$(3,799,876)	$(4,623,190)	$(1,867,483)

Pro forma net loss per share (unaudited)	$(0.33)	$(1.82)	$(2.21)	$(0.89)

Pro forma weighted shares outstanding (unaudited)	2,091,605	2,091,605	2,091,605	2,091,605

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

For the nine months ended June 29, 2005 and September 30, 2004 and for the years ended December 31, 2003 and 2002, the Seller Entities generated approximately 99%, 98%, 92% and 96% of sales, respectively, from two kitchen products. The Seller Entities total sales are comprised of direct response and wholesale business of approximately 81% and 19%, 80% and 20%, 74% and 26%, and 74% and 26% for the nine months ended June 29, 2005 and September 30, 2004 and the years ended December 31, 2003 and 2002, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses. For the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002 shipping and handling costs approximated $7,124,000, $7,491,000, $8,468,000, $7,323,000, respectively.

Investments

Successor - The Company has accounted for investments as held to maturity which consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost which is equivalent to the fair value at June 30, 2005, in accordance with purchase accounting, see Note 2. The Company determines specific identification for computing realized gains or losses for securities sold.

Predecessor - The Seller Entities have classified their investments as held to maturity, which consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost. The Seller Entities determine specific identification for computing realized gains or losses for securities sold.

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation costs for the Company’s stock grants have been determined based on the fair value at the grant dates of the awards less the price paid for the stock. In addition, as of June 30, 2005 the Company did not issue any stock options.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Goodwill and Acquired Intangibles

Intangible assets are comprised of patents, customer relationships, consulting agreement and trademarks. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Trademarks have an indefinite life.

Production Costs

Successor - At June 30, 2005, the Company has accounted for production costs at fair value in accordance with purchase accounting, see Note 2. The production costs of infomercials are amortized on a straight-line basis using an estimated useful life of three years.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes - Continued

Predecessor - PII and RPP have elected to be treated as S corporations for federal and state income tax purposes. Pursuant to these elections, the income or loss of the companies is included in the income tax returns of their stockholders. In addition, RI is a limited liability company, which is a non-taxable entity for federal and state income tax purposes. Accordingly, the members’ have responsibility for payment of tax on their individual shares of income or losses. For comparative purposes, for the nine months ended June 29, 2005 and September 30, 2004 the Company used an effective tax rate of 40% to calculate the pro forma tax benefit.

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

Loss Per Share

Successor - Basic and diluted net loss per share information for June 30, 2005 (Date of Acquisition) is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock and warrants convertible into an aggregate of approximately 13,529,000 of common shares as of June 30, 2005, are not included as the inclusion of such would be anti-dilutive for all periods presented.

Predecessor - Loss per share for the nine months ended June 29, 2005 and September 30, 2005 and years ended December 31, 2003 and 2002 is not applicable to the Seller Entities as they were a combination of privately held companies that were different legal entities, and accordingly, the weighted-average number of common shares outstanding is not determinable. For comparative purposes the Company calculated earnings per share on a Pro forma basis using the outstanding common shares of 2,091,605 as of June 30, 2005 for the nine months ended June 29, 2005 and September 30, 2004 as the weighted-average common shares outstanding.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of APB 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends APB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning July 1, 2005. The Company anticipates that the adoption will have an effect on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended June 30, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

NOTE 2 - BUSINESS ACQUISTION

On June 30, 2005, the Company completed the acquisition of certain of the Seller Entities’ assets and assumption of certain liabilities; and the acquisition of patents and of certain intellectual property rights from Popeil (collectively, the “Acquisition”). The Acquisition was made pursuant to a purchase agreement between RMC and the Seller Entities and Popeil. The Board of Directors agreed to purchase the Seller Entities because of its leadership position in the direct response industry.

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

The Company’s management and the Board of Directors believes that the purchase of certain assets and assumption of certain liabilities of the Seller Entities and Popeil that resulted in approximately $2,953,000 of goodwill is justified because of the Seller Entities position in the marketplace and expected increased cash flows to the Company. The Company expects all of the goodwill will be deductible for income tax purposes.

The promissory notes to the Seller Entities are subject to finalization between the Company and the Seller Entities as to the calculation of the estimated net value of the acquired assets, as defined.

NOTE 3 - ACQUIRED INTANGIBLE ASSETS

In connection with the Acquisition of the Seller Entities and Popeil, the Company recorded intangible assets as follows:

Amortizable Intangibles:
Patents	$9,890,000
Customer relationships	5,680,000
Popeil consulting agreement	5,663,600
Total amortizable intangibles	$21,233,600
Unamortizable intangible assets:
Trademarks	$21,690,000
Goodwill	2,953,481
Total unamortizable intangibles	$24,643,481

Estimated amortization expense:
For year ending June 30, 2006	$5,946,000
For year ending June 30, 2007	$4,199,000
For year ending June 30, 2008	$2,452,000
For year ending June 30, 2009	$565,000
For year ending June 30, 2010	$565,000

NOTE 4 - CONCENTRATIONS OF RISK

Cash and Cash Equivalents

The Company and Seller Entities maintain most of its cash balances at a bank located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable.

The Company utilizes the allowance method for accounting for losses from uncollectible accounts. Under this method, an allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance based on known troubled accounts, historical experience and other currently available evidence. The Company accrues its estimated product returns and records this as a reduction of accounts receivable.

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

Scheduled maturities of securities classified as held to maturity at June 30, 2005 were as follows:

Due in:
2007	$30,001
2008	1,026,040
2015	120,552
2018	425,124
2019	26,106
$1,627,823

In October 2005, the municipal bond valued at $1,026,040 was called.

Predecessor - Investments classified as held to maturity are as follows at September 30, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions, including municipal bonds	$2,061,107	$140,443	$--	$2,201,550

All investments are pledged to a bank as collateral (see Note 11).

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2005 and September 30, 2004:

	Successor June 30, 2005	Predecessor September 30, 2004
Prepaid advertising	$1,474,447	$1,691,127
Deposits	716,232	683,219
Prepaid insurance	210,490	377,956
Other	136,337	253,327
	$2,537,506	$3,005,629

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2005 and September 30, 2004:

	Successor June 30, 2005	Predecessor September 30, 2004
Accrued payroll, related expenses and fringe benefits	$--	$287,541
Accrued sales tax payable	--	61,746
Accrued interest	11,080	246,699
Finder and promoter fees	150,000	--
Other	269,171	229,402
	$430,251	$825,388

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005 and September 30, 2004:

	Successor June 30, 2005	Predecessor September 30, 2004
Transportation equipment	$62,000	$1,162,442
Office furniture and equipment	388,000	2,298,689
Tooling	475,000	274,529
Leasehold improvements	--	570,574
	925,000	4,306,234
Less: Accumulated depreciation and amortization	--	3,052,431
	$925,000	$1,253,803

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

NOTE 10 - STOCKHOLDERS’ EQUITY

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

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) and under the terms of the agreement, the Company is obligated to file a shelf registration statement (Form S-1) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective within 90 days after the closing (the date being October 28, 2005). In the event that the Company is unable to meet this filing deadline, the Company will be liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month, or $500,000, until the Company has cured the deadline default, as defined.

Warrants

On June 30, 2005, the Company issued a warrant to purchase 266,667 shares of common stock. The warrant has an exercise price of $3.77 per share and is exercisable for five years from July 1, 2005. The warrant is exercisable for cash or pursuant to a cashless exercise option provision.

The warrant contains certain anti-dilution provisions, which will adjust the number of shares underlying the warrant and the exercise price in the event of stock splits, stock dividends, or other re-capitalizations of the Company.

Deferred compensation

On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares to its Chief Executive Officer (“CEO”) for $.01 a share. These shares are subject to certain performance milestones. The Company has recorded deferred compensation of $3,009,177 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The deferred compensation will be amortized over three years based on the CEO’s contract.

The CEO received 60% of these shares (480,188) in connection with his employment agreement, and will be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries from June 30, 2005. These shares are subject to repurchase by the Company, at the Company’s option, at $.01 per share, exercisable upon the termination of the CEO’s employment, voluntarily or for “cause,” or if certain performance targets are not satisfied, as defined.

On June 30, 2005, in connection with an employment agreement, the Company sold 160,063 shares to its Chief Financial Officer (“CFO”) for $.01 a share. The Company has valued these shares at $601,838 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The Company recorded $300,919 as compensation expense for June 30, 2005 (Date of Acquisition), and the remainder of $300,919 has been recorded as deferred compensation and is being amortized over three years based on CFO’s contract.

The Company has the option to repurchase 50% of these shares (82,032) at $.01 per share, exercisable if the CFO’s employment is terminated voluntarily or for “cause,” as defined. The Company’s repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries from June 30, 2005.

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

Predecessor:

Net losses of the LLC are allocated to the members first in amounts equal to cumulative net losses previously allocated and in proportion to their membership interest, which are 99% for one member and 1% for the other. Net losses of the LLC are allocated to members first in amounts equal to each member’s pro rata share of net profits previously allocated, second, in proportion to each member’s positive capital accounts until such capital accounts are reduced to zero, and third, in proportion to their membership interest until the capital accounts are reduced to zero and then to the member with the largest percentage interest.

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
$10,282,180

The promissory notes to the Seller Entities is management’s best estimate based on the estimated net value of the assets acquired, as defined, see Note 2. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes.

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

The estimated annual maturity of these promissory notes for the year ending June 30, 2006 is $2,876,000, which is based on management’s estimate of the products to be shipped in the next year and applying the per-unit dollar amount per the promissory notes. As these promissory notes are an estimate based on volumes of products shipped, as described above, the Company has not estimated the annual maturities after the current year ending June 30, 2006.

NOTE 13 - INCOME TAXES

The benefit for income taxes for June 30, 2005 (date of acquisition) consisted of the following:

Current	$--

Deferred:
Federal	(241,000)
State	(69,000)
Total deferred	(310,000)

Benefit for income taxes	$(310,000)

The income tax effects of significant items, comprising the Company’s net deferred income tax assets and liabilities, are as follows:

Successor
June 30, 2005
Deferred income tax assets:
Net operating loss carry forwards	$433,000

Deferred income tax liability:
Difference between book and tax
basis of depreciation and amortization	123,000

Net deferred income tax asset	$310,000

Reconciliation of the U.S. statutory rate with the Company’s effective tax benefit is summarized as follows:

June 30, 2005 (Date of Aquisition)

Federal statutory tax benefit	(34)%
State income tax benefit, net of federal tax benefit	(6)
Effective tax benefit	(40)%

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

NOTE 15 - RESTATEMENT - 2002 and 2001

Reclassification

The accumulated deficit of the Seller Entities has been reclassified in the amount of $3,943,362 to reflect the portion of the losses for RI were included in accumulated deficit in the prior year’s combined financial statements.

Prior Period Adjustment

The Seller Entities restated its depreciation and amortization expense for 2001 and 2002 for errors. The amortization periods used for leasehold improvements and the calculation of accelerated depreciation of equipment were corrected. The effects of correction are as follows:

Total stockholders' and members' deficiency, December 31, 2001, as previously reported	$(15,316,415)
Correction of amortization of leasehold improvements	(371,056)
Accumulated and members deficit, December 31, 2001, as restated	(15,687,471)
Net income, as restated	(9,474,116)
Dividends	(482,306)
Total stockholders and members deficiency, December 31, 2002, as restated	$(25,643,893)
Net loss, December 31, 2002, as previously reported	$(10,094,336)
Correction of amortization of leasehold improvements and accelerated depreciation	(620,220)
Net loss, December 31, 2002, as restated	$(9,474,116)

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

Popeil Agreements

On June 30, 2005, the Company entered into several agreements with Popeil which include a Consulting Services Agreement, a Trademark Co-Existence Agreement, a New Product Development Agreement, and an agreement that the Company will pay Popeil a percentage of the gross profits generated from the sale of the Company’s products which result from Popeil’s ongoing personal appearances on QVC, a wholesale customer, or other television or online shopping venues.

The Consulting Agreement is for a term of three years for an annual base fee of $500,000 per year, paid in equal weekly installments. In addition, the Company will pay certain fees for personal appearances, as defined. Popeil will be eligible to receive incentive stock options at the sole discretion of the Board of Directors.

The Trademark Co-Existence Agreement was entered into with respect to the names “Popeil,”“Ron Popeil” and the name form of the likeness approved by Popeil, including the image, silhouette and voice (the “Marks”), as defined. The term of this agreement continues as long as the Marks are protected by the laws of the United States of America. Popeil retains the right to approve all uses of the name and likeness for any purpose, as defined.

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

Litigation

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operations and cash flows.

NOTE 17 - RELATED PARTY TRANSACTIONS

Successor - As part of the Acquisition, the Company has a due from the Seller Entities of approximately $136,000 for assets that were not transferred at June 30, 2005. These current assets are non-interest bearing and are due on demand.

Relationships Regarding the Acquisition

As described in Note 1 under Business, the Company entered into certain transactions to acquire the assets of the Seller Entities and Popeil and issued stock to a group of entities owned, controlled and/or affiliated with the promoters; these entities collectively and inclusive of their affiliates are considered the “Venture Group.” The Venture Group collectively held 533,334 shares of common stock of the Company. In addition, in connection with the Acquisition, the Company paid cash fees consisting of (i) a base fee of $1,800,000, and (ii) an incremental fee equal to five percent of any cash and cash equivalent of the Company in excess of $6 million at June 30, 2005, as mutually agreed.

Prior to the Acquisition, RMC secured its initial working capital from a group of private accredited investors, collectively, the “Ronco Private Group” through the sales of shares and approximately $392,000 in promissory notes of RMC. On June 30, 2005, the promissory notes held by the Ronco Private Group were redeemed at face value plus accrued interest. In addition, the Ronco Private Group collectively owns 266,688 shares of common stock.

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

NOTE 18 - STOCK OPTION PLAN

The Company expects to adopt a stock option plan, under which it may grant employees nonqualified options to purchase shares of the Company’s common stock. As of June 30, 2005, the Company had not issued any options to any employees or directors.

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

NOTE 20 - SUBSEQUENT EVENT

On October 25, 2005, the Company, and Prestige Capital Corporation (“Prestige”), entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which Prestige agreed to buy and accept, and the the Company agreed to sell and assign, certain accounts receivable owing to the Company, together with all rights of action accrued or to accrue thereon. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. The advance rate under the Agreement shall increase to 80% of the face amount of the Accounts assigned if the event of dilution of the Accounts is less than five percent for the first 60 days of the term of the Agreement. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. The initial term of the Agreement expires on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless a party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement.

On September 30, 2005 the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by the Company’s corporate bonds. The borrowings bear interest at 1% above LIBOR.