Form 10-Q/A
period 2005-09-30
RONCO CORP
filed 2006-02-28
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

RONCO CORPORATION

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	June 30, 2005 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$200,511	$834,358
Short-term investments	500,000	—

Accounts receivable, net of allowance for doubtful accounts and product returns of $424,377 at September 30, 2005	3,345,914	2,264,315
Inventories	17,067,626	8,968,199
Prepaid expenses and other current assets	2,056,020	2,537,506
Due from predecessor entities	658,364	135,676
Total current assets	23,828,435	14,740,054
INVESTMENTS	1,627,823	1,627,823

PROPERTY AND EQUIPMENT, Net	1,025,318	925,000

OTHER ASSETS:
Production costs, net of accumulated amortization of $50,000 at September 30, 2005	100,000	100,000
Deposits	132,570	182,500

DEFERRED INCOME TAXES	2,466,000	310,000

INTANGIBLE ASSETS, Net of accumulated amortization of $1,486,461 at September 30, 2005	41,437,139	42,923,600

GOODWILL	2,953,481	2,953,481
	$73,570,766	$63,762,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$1,234,000	$—
Current maturities of notes payable	3,357,549	2,876,000
Accounts payable	13,742,193	3,156,080
Accrued expenses	1,040,088	430,251
Dividends payable	625,000	—
Deferred income	557,752	75,000
Deferred income taxes	68,000	—
Total current liabilities	20,624,582	6,537,331

LONG-TERM LIABILITIES:
Deferred income	48,110	—
Notes payable, less current maturities	9,435,476	10,282,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized;
13,262,600 shares issued and outstanding	133	133
Common stock, $.00001 par value; 500,000,000 shares authorized
2,091,605 shares issued and outstanding	21	21
Common stock to be issued	1,206,870	1,206,870
Additional paid-in capital	49,513,066	49,513,066
Deferred compensation	(3,034,255)	(3,310,096)
Accumulated deficit	(4,223,237)	(467,047)
Total stockholders' equity	43,462,598	46,942,947
	$73,570,766	$63,762,458

*Derived from auditied financial statements

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004

Net sales	$13,089,410	$21,083,983
Cost of sales	(4,440,786)	(4,532,003)
Gross profit	8,648,624	16,551,980

Selling, general and administrative expenses	13,567,296	17,902,815
Loss from operations	(4,918,672)	(1,350,835)

Other income, net	—	93,862
Interest expense, net of interest income of $26,679 and $41,278 - September 30, 2005 and 2004, respectively	(300,518)	(43,249)
Loss before benefit for income taxes	(5,219,190)	(1,300,222)

Benefit for income taxes	(2,088,000)	—
Net loss	(3,131,190)	(1,300,222)
Preferred stock dividends	625,000	—
Net loss attributable to common stockholders	$(3,756,190)	$(1,300,222)
Pro forma tax benefit		520,089
Pro forma net loss attributable to common stockholders		(780,133)

NET LOSS PER SHARE:
Loss per share attributable to common stockholders- basic and diluted	$(1.80)	N/A
Pro forma net loss per share attributable to common stockholders - basic and diluted	N/A	(0.37)

Weighted average shares outstanding - basic and diluted	2,091,605	N/A
Pro forma weighted average shares outstanding - basic and diluted	N/A	2,091,605

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	Common Stock		Series A Preferred Stock		Common Stock	Additional
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947

Preferred Stock dividends								(625,000)	(625,000)

Amortization of deferred compensation expense							275,841		275,841

Net loss								(3,131,190)	(3,131,190)

BALANCE, September 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,034,255)	$(4,223,237)	$43,462,598

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,131,190)	$(1,300,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,597,749	329,754
Non-cash interest expense	307,000	—
Bad debt expense	299,377	892,000
Amortization of deferred compensation expense	275,841	—
Deferred income taxes	(2,088,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,380,976)	(1,182,887)
Inventories	(8,099,427)	(3,899,163)
Prepaid expenses and other current assets	481,486	1,719,028
Other assets	(70)	(136,373)
Due to predecessor entities	(522,688)	—
Accounts payable	10,586,113	672,592
Accrued expenses	609,837	353,962
Royalty and license fee payable	—	(37,905,698)
Deferred income	530,862	977,952
Net cash used in operating activities	(534,086)	(39,479,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(161,603)	(152,830)
Proceeds from investments in securities	—	500,110
Purchase of short-term investments	(500,000)	—
Net cash (used in) provided by investing activities	(661,603)	347,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	1,234,000	—
Long term debt	44,597	—
Proceeds from loans from stockholder and affiliates	—	39,270,462
Payments on note payable	(716,755)	—
Net cash provided by financing activities	561,842	39,270,462

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(633,847)	138,687

CASH AND CASH EQUIVALENTS, Beginning of Period	834,358	2,283,297
CASH AND CASH EQUIVALENTS, End of Period	$200,511	$2,421,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,657	$—
Income taxes	$1,600	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividend accrued on preferred stock	$625,000
See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED AND COMBINED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Ronco Corporation (the "Company" or the "Successor"), a Delaware corporation, is a provider of proprietary consumer products for the kitchen and home. The Company markets its products primarily in the United States through the broadcast of direct response commercial announcements known as infomercials, internet advertising, its in-house customer service department, telemarketing and to retailers both directly and through wholesale distributors.

On June 29, 2005, Fi-Tek VII, Inc. ("Fi-Tek"), a publicly traded shell corporation, acquired all of the outstanding shares of Ronco Marketing Corporation ("RMC") through the merger of a wholly-owned subsidiary of Fi-Tek with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly-owned subsidiary of the Company. Upon closing of the merger, Fi-Tek changed its name to Ronco Corporation and completed a 1 to 89 reverse stock split of outstanding shares of Fi-Tek's common stock. In exchange for their shares of RMC, the former holders of RMC common stock received 800,002 post-reverse split shares of the Company's stock. The Company's existing stockholders (the stockholders of the Company when it was operating as Fi-Tek) retained the remaining 477,639 shares of the outstanding common stock of the Company following the merger and reverse stock split of the common stock. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the reverse acquisition, the historical financial statements of Fi-Tek for the period prior to the date of the transaction are not presented.

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

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A, for the period ended June 30, 2005.

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

Predecessor - Loss per share for the three months ended September 30, 2004 is not applicable as the Seller Entities were a combination of privately held companies that were different legal entities, and accordingly, the weighted-average number of common shares outstanding is not determinable. For comparative purposes, the Company calculated earnings per share on a pro forma basis using the outstanding common shares of 2,091,605 as of June 30, 2005 for the three months ended September 30, 2004 as the weighted-average common shares outstanding.

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

NOTE 3 - BUSINESS ACQUISTION

On June 30, 2005, the Company completed the acquisition of certain of the Seller Entities' assets and assumption of certain liabilities; and the acquisition of patents and of certain intellectual property rights from Popeil (collectively, the "Acquisition"). The Acquisition was made pursuant to a purchase agreement between RMC and the Seller Entities and Popeil. The Board of Directors agreed to purchase the Seller Entities because of their leadership position in the direct response industry.

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

NOTE 4- REVOLVING LINE OF CREDIT

On September 21, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by municipal bonds held by the Company. The borrowings bear interest at 1% above LIBOR (4.25% at September 30, 2005). There is no prepayment penalty on this revolving line of credit. In October 2005, the Company repaid $850,000 of the borrowings.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Promissory note to Seller Entities (including accrued interest of $307,000)	$12,748,428
Note payable -- other	44,597
Total debt	12,793,025
Less estimated current maturities	(3,357,549)
Total long term debt	$9,435,476

The face value of the promissory notes to the Seller Entities is management's best estimate based on the estimated net value of the assets acquired, as defined, see Note 3. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes. The estimated annual maturity of these promissory notes for the twelve months ended September 30, 2006 is $3,350,000, which is based on management’s estimate of the products to be shipped in the next year and applying the per-unit dollar amount per the promissory notes.

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

Dividends - The holders of preferred stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. The accrued dividends at September 30, 2005 were $625,000.

Liquidation - The holders of preferred stock will have the right to receive, after payment of all creditors. the sum of $3.77 per share of the preferred stock held, plus any accrued and unpaid dividends, as defined, prior to any distributions with respect to the common stock.

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") and under the terms of the agreement, the Company is obligated to file a shelf registration statement (Form S-l) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet the deadline and the Company is liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. The Company did not meet the October 28, 2005 deadline and is in the process of negotiating with the stockholders regarding the payment of the penalty and whether the Company will pay the penalty in cash or shares.

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

The CEO received 60% of these shares (480,188) in connection with his employment agreement, and will be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries from June 30, 2005. The initial 480,188 sares are subject to repurchase by the Company, at its option, for $0.01 per share, exercisable if the CEO voluntarily terminates his employment with the Company prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if the Company terminates the CEO's employment on or before June 30, 2007 for "cause" the Company has the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment.

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

The Company has the option to repurchase 50% of these shares (80,032) at $.01 per share, exercisable if the CFO's employment is terminated voluntarily or for "cause," as defined. The Company's repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries from June 30, 2005.

For the three months ended September 30, 2005 the Company recognized $275,841 of amortization expense related to the CEO and CFO deferred compensation.

NOTE 7 - LITIGATION

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, result of operations and cash flows.

NOTE 8 - SUBSEQUENT EVENTS

Factoring Agreement

On October 25, 2005, the Company, and Prestige Capital Corporation (“Prestige”), entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company with recourse, except for payments not received due to insolvency. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of accounts receivable (“Accounts”), Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. The advance rate under the Agreement shall increase to 80% of the face amount of the Accounts assigned if the event of dilution of the Accounts is less than five percent for the first 60 days of the term of the Agreement. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. There is no maximum rate. In addition, Prestige may require the Company to repay the amount it has advanced to it, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, the Company will not be required to repay the cash advance to Prestige. As of November 30, 2005, the Company had assigned $0.5 million to Prestige. The initial term of the Agreement expires on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless either party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement. If the customers do not pay their receivables within 90 days, Prestige has the right to charge back the Company. The Company will account for this as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

Hiring of Officer

Mr. Paul Kabashima was appointed as the Company’s Chief Operating Officer on November 8, 2005. The Company has not yet signed a formal employment agreement with Mr. Kabashima, however, the Company has agreed to pay Mr. Kabashima a base salary of $200,000 per year over a four year term with annual salary adjustments and/or bonuses as determined by the Compensation Committee of the Board of Directors. Mr. Kabashima will also participate in the Company’s employee benefit plans and will receive an expense allowance of $700 per month to partially defray certain travel costs. The Board of Directors has agreed to grant to Mr. Kabashima an option under the Company’s stock incentive plan (once adopted) to acquire an aggregate of 100,000 shares of common stock, of which 25,000 will vest immediately when granted and the remaining 75,000 shares will vest at a rate of 25,000 per year beginning on November 8, 2006. The options will be exercisable for a period of 10 years from the date of issuance, at an exercise price equal to the fair market value on the date of grant. The Board has not yet granted the option.

Lease

In November 2005, the Company entered into a lease for 81,646 square feet of space located in Simi Valley, California. The lease has a 10-year term beginning on May 1, 2006 and ending on April 30, 2016. The monthly base rent under the lease is $44,905 for the first year and increases by approximately 0.97% each year thereafter. The lease also provides that the Company must pay approximately $9,800 each month for taxes, insurance, landscaping, management and reserves.

Related Party Transaction

Pursuant to the terms stated in the lease the Company executed in November 2005, the Company’s general counsel, Gilbert Azafrani, was entitled to receive an aggregate of approximately $156,000 as a broker’s commission for negotiating the lease of which he is required to pay to a co-broker $52,000. The commission was payable in two installments, half upon execution of the lease and the balance upon occupancy. In addition, subject to certain terms and conditions, Mr. Azafrani is also entitled to a commission equal to 2.5% of the purchase price if the Company exercises its option to purchase the property subject to the lease. We believe that the terms of the lease are no less favorable to the Company as terms that the Company could have obtained in a transaction where an unaffiliated party acted as real estate broker.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many of the statements included in this report contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "anticipate," "believe," or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in our June 30, 2005 annual report on Form 10-K/A under the heading "Risk Factors," as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

All references to "Ronco," "we," "our," "our company," "us" or the "Company" in this Quarterly Report on Form 10-Q refer to Ronco Corporation and its subsidiary. As explained elsewhere in this report, our company was previously named Fi-Tek VII, Inc. and operated as a "blank check" company (a company with no significant business operations or specific business purpose) before June 30, 2005. On June 29, 2005, we (then named Fi-Tek VII, Inc.) closed a merger transaction resulting in a change of control. In connection with this transaction, we changed our name to Ronco Corporation. On June 30, 2005, we also acquired certain business and assets owned and operated by Mr. Ronald M. Popeil and certain entities affiliated with Mr. Popeil, as described in this report. All references to "our business," "Ronco's business" and similar references to the business and assets described in this report refer to the business and assets that we acquired on June 30, 2005, and not to our operations under the name Fi-Tek VII, Inc. before June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this report is intended to update the information contained in our annual report on Form 10-K/A for the period ended June 30, 2005 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such report. The following discussion and analysis of the results of operation and financial condition of Ronco Corporation as of September 30, 2005 and June 30, 2005, and for the three month periods ended on September 30, 2005 and 2004 should be read together with the financial statements of Ronco Corporation, and the notes to those financial statements included elsewhere in this report.

Overview

We are a provider of proprietary branded consumer products for the kitchen and home, sold primarily through direct response distribution channels, which include direct response television (commonly known as DRTV or infomercials), online sales through our website (www.ronco.com), telemarketing, direct mail and our customer service department. We also sell products through traditional wholesale/retail channels such as wholesale distributors. We develop high quality, unique and affordable products, including small kitchen appliances and accessories, food items, cook books, personal care products and household items.

Before June 30, 2005, we operated as Fi-Tek VII, Inc. and we were a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. During this time, we had no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. On June 29, 2005, we consummated a reverse merger transaction in which Ronco Marketing Corporation, or RMC, became our wholly-owned subsidiary. In connection with this transaction, we changed our name to Ronco Corporation and completed a reverse stock split. On June 30, 2005, we through RMC, acquired assets comprising the business of Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc. (or the Seller Entities). We also acquired certain patents and intellectual property rights directly from Mr. Ronald M. Popeil. Mr. Popeil is the primary beneficiary of the RMP Family Trust, a trust that owns and controls the Seller Entities. We also issued 13,262,600 shares of our Series A Convertible Preferred Stock, not including four shares of Series A Convertible Preferred Stock that were paid for but not issued, to finance the cash portion of the purchase price.

We accounted for the merger as a recapitalization rather than as a business combination. As a result, the historical financial statements of the Seller Entities are reflected as our historical financial statements. We acquired the assets comprising the Ronco business on the last day of our fiscal year and did not conduct any business on that day.

In structuring our acquisition of the Ronco business, we did not assume all of the liabilities of the Seller Entities. For instance, we did not assume approximately $39 million in loans made by an affiliate of the Seller Entities to the Seller Entities.

We also did not assume certain contracts of the Seller Entities. On April 23, 2002, the Seller Entities entered into a product development agreement with Alan Backus, a third party who co-invented the Showtime Rotisserie products, as well as other products. Pursuant to this agreement, as such agreement has been interpreted by the parties, the Seller Entities paid Mr. Backus 25% of the net profits, or were reimbursed by Mr. Backus for 25% of the net loss from these products. On January 2, 1999, the Seller Entities also entered into an asset purchase agreement and a patent licensing agreement with AdVantage Partners LLC, an unrelated company that owned the patents on certain of the Ronco products. Pursuant to these agreements, as amended, the Seller Entities paid license fees that ranged from $6 to $17 per unit sold, and in the case of cooking implement patents, a fee of $150,000 per year. These agreements were scheduled to expire in 2007, but were terminated on August 31, 2004, when the Seller Entities purchased the related patents from AdVantage Partners LLC. As of September 30, 2004, the Seller Entities owed fees under these two agreements in the aggregate amount of approximately $7.3 million. We did not assume these obligations when we purchased the Ronco business.

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

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either "refresh" the show by editing in a new offer or new footage, or produce a completely new show. In this way, we attempt to extend the product line on television and increase the cumulative brand awareness and sell-through at retail. Because we do not expect to produce a new informercial during the balance of 2005, we expect direct response revenues to decline during the next quarter. We do, however, plan to introduce new informercials in 2006.

A number of changes have occurred since we acquired the Ronco business that are likely to affect the results of operations, capitalization and liquidity of the Ronco business. We did not assume certain liabilities of the Seller Entities. For instance, we did not acquire approximately $39 million of loans to an affiliate of the Seller Entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the Seller Entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the Seller Entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we did issue notes in connection with the acquisition in the adjusted amount of approximately $13.158 million. In addition, because the Seller Entities were "pass-thru" entities for tax purposes, they did not pay "corporate" federal income taxes. We will be subject to federal income taxes. We will also incur additional costs associated with compliance with laws applicable to public companies that were not applicable to the Seller Entities. Finally, we will no longer have the financial resources of the stockholder of the Selling Entities available to us for borrowings. We recently borrowed $1.2 million under a revolving line of credit and entered into a factoring agreement to provide us with liquidity and act as a partial substitute for the working capital loans we previously obtained from the stockholder of the Selling Entities. The factoring agreement will permit us to sell up to $8 million of our accounts receivable to the factor with recourse except for payment not received due to insolvency and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factors' fees) when the account is collected. We will account for this financing as a sale of receivables in accordance with SFAS 140. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the Seller Entities will prove to be a good indicator of our future performance, particularly as that performance is impacted by our expenses.

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. For instance, during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, the gross margins declined from 79% to 66% as we increased our wholesale business sales, from 15% to 32% of our total net sales. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale revenues. We do not anticipate that the growth of our wholesale business will offset the decline in the direct response business during the year ending June 30, 2006, however, we believe that the wholesale business will ultimately prove to be a successful one for us.

Results of Operations

Prior to our acquisition of the Ronco business on June 30, 2005, we had no operations. As a result, the Ronco business is considered the predecessor company. For comparative purposes we have shown the predecessor company’s results for the three months ended September 30, 2004.

Net Sales. Net sales for the three months ended September 30, 2005 were $13.1 million, compared to $21.1 million for the three months ended September 30, 2004. The decline of  $8.0 million, or 38%,  in net sales for the three months ended September 30, 2005 is composed primarily of a decline in sales of our rotisserie ovens by approximately $0.5 million, a decline in sales of our cutlery sector by $6.8 million and a decline in sales of our other products, including Popeil’s Pasta Maker, Electric Food Dehydrator, GLH Formula Number 9 Hair System and the Pocket Fisherman by approximately $0.7 million. Net sales declined primarily due to the fact that our informercial for our rotisserie line is more than 2 years old, the infomercial for our cutlery line is more than 18 months old and we have not provided our other products with any significant marketing support during the last several years.  Historically our informercials generate the highest sales in the first six to twelve months then decline as the infomercial loses its freshness. Our direct response sales declined by approximately 51% while our wholesale revenues increased by approximately 17% for the three months ended September 30, 2005. We expect this trend to continue through the end of the year.

Gross Profit and Gross Margin. Gross profit for the three months ended September 30, 2005 was $8.6 million compared to $16.6 million for three months ended September 30, 2004. This decline is a result of our decline in revenues and a decline in our gross margin as a percentage of sales from 79% to 66%. Our gross margin as a percentage of sales has declined compared to our predecessor because our sales to wholesalers for the three months ended September 30, 2005 accounted for approximately 32% of our sales as compared to the three months ended September 30, 2004 when it accounted for 15% of our sales while our direct response sales accounted 68% of sales for the three months ended September 30, 2005 as compared to 85% of sales for the three months ended September 30, 2004. The average gross margin percentage for our wholesale business for each of the three months ended September 30, 2005 and 2004 was 46%. Although we experienced increased cost savings from manufacturing during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, these cost savings were offset by discounts that we provided to mass merchants which resulted in the gross margin percentages being the same. The average gross margin percentage for our direct response business for the three months ended September 30, 2005 was 74% compared to 85% for the three months ended September 30, 2004. The higher gross margin percentages for our direct response business during the three months ended September 30, 2004 was caused primarily by a backlog of orders for our Showtime Rotisserie product line due to production delays by our outsource manufacturers in 2004.  This in turn meant that a higher percentage of our direct response sales were from our Six Star+ Cutlery product line, which has a higher gross margin overall than our Showtime product line. Our cost of goods sold includes purchasing and inspection costs, but does not include fulfillment or shipping costs, which are included in selling, general and administrative expenses. As such, our margins might not be comparable to other companies in our industry.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 were $13.6 million compared to $17.9 million for the three months ended September 30, 2004. This decline of approximately $4.3 million, or 24%, was primarily due to a $5.0 million reduction in advertising expenses associated with our change in focus from the direct response to wholesale markets and a $0.8 million elimination of licensing and royalties fees as a result of our acquisition of all related patents in June 2005, and a decline in bad debt expense of $0.5 million primarily due to our hiring of an independent consultant to manage our direct response receivables. The decline was partially offset by an increase of approximately $1.0 million for professional fees and salaries. The primary reason for the increase in salaries to approximately $1.6 million for the three months ended September 30, 2005 compared to approximately $1.2 million for the three months ended September 30, 2004 was the hiring of 4 additional executives and 5 additional managers to execute management’s long term growth strategy, including the expansion of our retail segment, international distribution and the development of new products.  The primary reason for the increase in professional fees to approximately $1.0 million for the three months ended September 30, 2005 compared to approximately $340,000 for the three months ended September 30, 2004 was our compliance with SEC filing requirements and other aspects of the transition from a private company to a public company. We also expensed for the three months ended September 30, 2005 approximately $276,000 for deferred compensation related to amortization of stock based compensation awards for our Chief Executive Officer and Chief Financial Officer.  We did not have any deferred compensation related to stock based compensation for the three months ended September 30, 2004. In addition, in the three months ended September 30, 2005 we incurred amortization expense of approximately $1.5 million related to the acquisition of the Ronco business. As a percentage of revenues, selling, general and administrative expenses increased from 85% to 107% during the quarter. This increase was primarily due to a decrease in revenue, an increase in salaries and professional fees and amortization of intangible assets related to the acquisition of the Ronco business. Selling general and administrative expenses include approximately $1.7 million and $2.4 million in fulfillment and shipping costs for the quarters ended September 30, 2005 and 2004, respectively.

Operating loss. Our operating loss for the three months ended September 30, 2005 was $4.9 million compared to $1.4 million for the three months ended September 30, 2004. The increase in our operating loss of approximately $3.5 million, or 250%, in 2005 is primarily attributable to lower sales volume and lower gross margin. This was partially offset by a decline of approximately $4.3 million in selling, general and administrative expenses.

Income Tax. Income tax benefit for the three months ended September 30, 2005 was $2,088,000 based on an effective tax rate of 40%. We recognized a benefit because we expect to realize the net operating losses in the future. For the three months ended September 30, 2004 the predecessor entities did not pay any income taxes as they were pass through entities. For comparative purposes we have estimated the tax benefit using the same effective rate of 40%.

Net Loss. Our net loss for the three months ended September 30, 2005 was $3.1 million compared to $1.3 million for the comparable quarter in 2004.  The increase in our net loss of approximately $1.8 million in 2005 is due to the reasons described above and an increase in interest expense, but was partially offset by an income tax benefit of $2.1 million. Our interest expense for the three months ended September 30, 2005 increased to $327,000 compared to $84,000 for the three months ended September 30, 2004, primarily due to our issuance of promissory notes in the aggregate principal amount of $13.2 million in connection with our purchase of the Ronco business on June 30, 2005.  The interest expense for the three months ended September 30, 2004 represents one months interest related to loans made by the RMP Family Trust and Ronald M. Popeil for approximately $40 million in September 2004. These loans were not assumed by us when we acquired the Ronco business. Our net loss attributable to common stock holders for the quarter ended September 30, 2005 increased by an additional $625,000 due to our accrual of a dividend on our preferred stock that was not paid when due in an effort to conserve cash.

Liquidity and Capital Resources

Historically, the Seller Entities funded operations primarily through cash flow from operations and borrowings from the stockholder of the Seller Entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. Since our acquisition of the Ronco business, we no longer have the ability to borrow from the stockholder of the Seller Entities, so we have had to identify alternative sources of financing. In addition, during the quarter ended September 30, 2005, we increased the volume of wholesale sales whereby we give extended payment terms to our customers, which increased our receivable collection time, and thus increased our liquidity needs. Such liquidity need is likely to increase as our wholesale business continues to grow. Our cost for television media has declined and will continute to do so but, this savings and boost to our liquidity will be offset by our need to purchase more inventory to support the wholesale business.

Based on our new strategy and the anticipated growth in our wholesale business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the establishment of a research and development program, whether we upgrade our technology, and the amount of inventory required for our expanding wholesale business.

As of September 30, 2005, our total working capital was $3.2 million as compared to $8.2 million as of June 30, 2005. In order to assist in meeting our liquidity needs, we borrowed $1.2 million under a revolving line of credit we entered into on September 21, 2005 and entered into a factoring agreement in October 2005 to fund our working capital needs. We also reached agreements with the principal factories who produce our products to extend our payment terms from 30 days to 60 days. Despite these developments, our cash flow from operations, our revolving line of credit (which we paid down to approximately $400,000 in October 2005 (which is the maximum availability based on the collateral) and cannot borrow additional amounts under) and advances under our factoring agreement are not expected to be sufficient to meet our future working capital needs. As a result, we are seeking additional sources of capital to assure that our working capital needs are met. Specifically, we are seeking a term loan and/or line of credit of between $15 and $20 million. We are in negotiations with several lenders regarding such a facility but have not yet been able to secure an unsecured credit facility on acceptable terms. If we are unable to secure a facility by March 20, 2006, we will likely need to make changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business and/or reducing advertising directed toward our direct response business.

For the three months ended September 30, 2005 we used approximately $534,000 to fund our operations. This amount was used to fund operating losses ($3,131,000), purchase inventory ($8,099,000) and finance accounts receivable ($1,381,000).  This was partially offset by an increase in accounts payable and accrued liabilities ($11,196,000) and depreciation and amortization ($1,598,000). Our inventory increased during our first quarter to meet the increased sales demands typical during our second quarter. In addition, our accounts receivable increased because our wholesale sales, for which we incur accounts receivable, increased by 17% for the three months ended September 30, 2005 as compared to the same period in 2004. We also received an income tax benefit during this quarter, which benefit was not available to our predecessor. Accounts payable rose during the first quarter due to our build up of inventory during the three months ended September 30, 2005. Depreciation and amortization also increased due to the amortization of intangible assets acquired in connection with our purchase of the Ronco business in June 2005. During the three months ended September 30, 2005, we did not have to pay license and royalty fees as compared to the three months ended September 30, 2004, when $38 million was paid for the balance owed for license and royalty fees. We acquired the intellectual property as part of our acquisition of the Ronco business and will not incur license and royalty fees in the future related to such intellectual property.

For the three months ended September 30, 2005, we used approximately $662,000 for investing activities. We paid approximately $162,000 to purchase equipment, including software, and used $500,000 for the purchase of short term investments set aside as a credit card reserve for Wells Fargo Merchant Services, our credit card processor.

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

Acquisition of the Ronco business

On June 30, 2005, we acquired the Ronco business. In connection with the acquisition, we sold $50 million of our Series A Convertible Preferred Stock. The proceeds from the stock sale were $46.4 million, which excludes $3.6 million in offering costs. We used approximately $40.2 million to pay the cash portion of the purchase price for the Ronco business and $4.7 million to pay transaction costs. We used the remaining proceeds as follows: approximately $0.4 million was used to repay debt due to investors in Ronco Marketing Corporation and approximately $1.1 million was used for working capital.

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

The promissory notes bear simple interest at a rate equal to 9.5% per annum. The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period. We made principal payments on the notes during the three months ended September 30, 2005 in the amount of approximately $717,000. Based on management’s estimate of the products to be shipped, we anticipate that we will make principal payments for the next year in the amount of approximately $3,350,000. As the amount due under the notes is an estimate based on volumes of products shipped, as described above, we have not estimated the amounts that will be owed under the notes for subsequent fiscal years. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

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

Revolving Line Of Credit

On September 21, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our corporate investment bonds. The borrowings bear interest at 1% above LIBOR (4.25% at September 30, 2005). There is no prepayment penalty on this revolving line of credit. In October 2005, we repaid $850,000 of the borrowings because $1,000,000 of our corporate investments bonds, which were collaterized for the loan, were called.

Factoring Agreement

On October 25, 2005, we entered into a factoring agreement with Prestige Capital Corporation. Pursuant to this agreement, we may sell up to $8 million of our eligible accounts receivable to Prestige. Prestige will pay us between 75% and 80% of the face value of the accounts receivable at the time of assignment, and the balance, less amounts due to Prestige, when Prestige collects the accounts receivable. Prestige's fee is based on a percentage of the face value of each account receivable and varies between 2%, if the receivable is collected within 15 days, to 5.75% if the receivable is collected within 75 days. The rate goes up by 1% every 15 days thereafter. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige. This agreement is secured by all of our accounts receivable, our inventory and our general intangibles. As of November 30, 2005, we had assigned $0.5 million to Prestige. This agreement terminates on May 1, 2006, subject to certain renewal provisions or earlier termination by Prestige. We will account for this as a sale of receivables in accordance with SFAS 140.

Loans from the Predecessor Entities and Mr. Popeil

In September 2004, RMP Family Trust, which is the stockholder of Ronco Inventions, LLC and Popeil Inventions, Inc., Ronald M. Popeil, who is the primary beneficiary of the trust, and his affiliated entities, loaned the predecessor entities $8,500,000, $28,750,000 and $1,900,000, respectively. These loans are evidenced by promissory notes, which bear interest at 10% per annum and are due on September 7, 2007. The proceeds from these loans were used to pay off the balance owed by the predecessor entities for license fees outstanding as of December 31, 2003. Interest expense related to these loans was approximately $2,929,000 and $247,000 for the nine months ended June 29, 2005 and September 30, 2004, respectively. This amount is included in accrued expenses at September 30, 2004. We did not assume these loans when we purchased the Ronco business.

Capital Resources

We have not incurred any significant capital expenses during the periods presented and do not have any significant anticipated capital expenditures for the coming year. If capital needs should arise, we will fund them from cash from operations or will obtain financing in connection with their acquisition.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) that is effective for the interim period beginning July 1, 2005. We anticipate that the adoption will have an effect on our results of operations.

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

Critical Accounting Policies

Included in the footnotes to the consolidated and combined financial statements in our June 30, 2005 annual report on Form 10-K/A is a summary of all significant accounting policies used in the preparation of our consolidated and combined financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses.

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

Accounts Receivable

We utilize the allowance method for accounting for losses from uncollectible accounts. We accrue our estimated product returns and record them as a part of our allowance for doubtful accounts and returns. Under this method, an allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance, based on the amount of our accounts receivable, the age of accounts receivable, known troubled accounts and historical experience regarding collection of bad debts. We also perform ongoing credit evaluations of our wholesale customers. Prior to our acquisition of the Ronco business, we determined our allowance for doubtful accounts based solely on historical experience regarding collection of bad debts. The majority of our bad debt allowance and our bad debts arises from the direct response business and relates to customers who purchase our products in multiple installments and fail to make all of the required payments. Generally, we write off portions of the allowance against accounts receivable when direct response accounts are more than 180 days old or when we otherwise determine that accounts receivable will not be collected.

The variation in our allowance for bad debts since 2002 relates to the application of the criteria we apply in establishing this allowance, including changes in our gross accounts receivable and the age of our accounts receivable.  Because over 90% of our allowance relates to our direct response business, which represents a very large number of small purchases from individual customers, we are unable to determine the reason for the variation in the amount of past due direct response accounts.  The variation in our allowance also exists because of the practice of the Seller Entities of writing off portions of the allowance against accounts receivable less than annually.  As a result, for years in which no write-offs occurred, the allowance increased substantially, and then declined substantially when write-offs ultimately were taken.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that foreign currency fluctuations significantly affected our financial position and results of operations as of and for the three months ended September 30, 2005.

We do not believe that inflation or changing prices has had a material impact on our net sales, revenues or income from continuing operations for the three months ended September 30, 2005 or the three months ended September 30, 2004.

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

The fees due under our factoring agreement also vary between 2% and 5.75% depending on whether the account is collected in less than 15 days or in up to 75 days. The rate goes up by 1% every 15 days thereafter and there is no maximum rate. The fees are not tied to interest rates. As of November 30, 2005 we had assigned $0.5 million of our accounts receivable to this factor. Our factoring agreement terminates on May 1, 2006.

We enter into a significant amount of purchase obligations outside of the United States, primarily in China, which are settled in U.S. dollars. Therefore, we believe we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.  Controls and Procedures

a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Additionally, a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were ineffective as of September 30, 2005. In connection with our management's evaluation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, our Chief Executive Officer and Chief Financial Officer recognized that improvements were necessary in the following areas:

●
maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements,

●	maintaining adequate segregation of duties in key functions,

●	maintaining adequate controls over spreadsheets used in our financial reporting process,

●	adequately documenting certain transactions and manual journal entries,

●	adhering to a comprehensive closing calendar; and

●	maintaining adequate oversight of software for recording accounting information.

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts are addressing the matters describe above. These efforts include segregation of duties in key functions, creating formal accounting controls, policies and procedures, hiring additional management and staff experienced in financial reporting, and documentation of our accounting and disclosure internal controls and procedures. We also performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Based on these changes and on our completion of the preparation of financial information required for the Seller Entities, we believe we will be able to process information required for our periodic reports more rapidly and achieve timely filings.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation described in Item 4(a) above that occurred during the three months ended September 30, 2005 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The information contained in this report is intended to update the information contained in our annual report on Form 10-K/A for the period ended June 30, 2005 and presumes that readers have access to, and will have read the "Risks Factors" and other information contained in such report.

WE MAY BE REQUIRED TO MAKE SUBSTANTIAL PENALTY PAYMENTS TO HOLDERS OF OUR SERIES A CONVERTIBLE PREFERRED STOCK SINCE OUR REGISTRATION STATEMENT ON FORM S-1 AS NOT DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON OR BEFORE OCTOBER 28, 2005 AND SUCH PENALTY PAYMENTS COULD NEGATIVELY AFFECT OUR LIQUIDITY AND CASH FLOW.

In connection with the private sale of our Series A Convertible Preferred Stock, we agreed to file a registration statement with respect to the common stock into which the Series A Convertible Preferred Stock may be converted, and to cause such registration statement to be declared effective on or before October 28, 2005. We initially filed this registration statement on July 29, 2005 to fulfill this obligation. Although we filed this registration statement on a timely basis, because this registration statement was not effective by October 28, 2005, we may be obligated to pay a penalty equal to $500,000 (1% of the aggregate offering price of the preferred stock) per month until the registration statement is declared effective. As of December 6, 2005, the registration statement had not been declared effective. We are working diligently to cause the registration statement to be declared effective as soon as possible, however, depending on when the registration statement is declared effective, there could be a material negative impact on our liquidity and cash flow. We also intend to negotiate with the purchasers of our Series A Convertible Preferred Stock to reduce this payment, or to provide for a non-cash payment

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

In November 2005, we entered into a lease for 81,646 square feet of space located in Simi Valley, California. The lease has a 10-year term beginning on May 1, 2006 and ending on April 30, 2016. The monthly base rent under the lease is $44,905 for the first year and increases by approximately 0.97% each year thereafter. The lease also provides that we must pay approximately $9,800 each month for taxes, insurance, landscaping, management and reserves.

Pursuant to the terms of the lease we executed in November 2005, our former general counsel, Gilbert Azafrani, who is a California licensed real estate broker, is entitled to receive an aggregate of approximately $156,000 as a broker's commission for negotiating the lease of which he is required to pay approximately $52,000 to an unaffiliated co-broker.  The commission is payable in two installments, half upon execution of the lease and the balance upon occupancy. In addition, subject to certain terms and conditions, Mr. Azafrani is also entitled to a commission equal to 2.5% of the purchase price if we exercise our option to purchase the property subject to the lease. We believe that the terms of the lease are no less favorable to us as terms that we could have obtained in a transaction where an unaffiliated party acted as a real estate broker.

Item 6. Exhibits

The following exhibits are filed as part of this report:

10.23	Lease entered into in November 2005 by and between Ronco Corporation and E.G. Sirrah, LLC.*

31.1	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________
* Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed December 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Amendment No. 2 to the quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Chatsworth, in the State of California, on February 28, 2006.

RONCO CORPORATION.

Date: February 28, 2006	By:	/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr.
President and Chief Executive Officer

Date: February 28, 2006	By:	/s/ Evan J. Warshawsky
Evan J. Warshawsky
Chief Financial Officer