Form 10-Q
period 2005-12-31
RONCO CORP
filed 2006-02-28
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

(818) 775-4602
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 2,091,605 shares of common stock outstanding as of February 15, 2006.

RONCO CORPORATION

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements
RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005	June 30, 2005 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$474,363	$834,358
Short-term investments	501,942	—

Accounts receivable, net of allowance for doubtful accounts	5,972,943	2,264,315
and product returns of $1,463,000 at December 31, 2005
Due from factor	149,063
Inventories	14,465,207	8,968,199
Prepaid expenses and other current assets	1,762,242	2,537,506
Deferred income taxes -- current	617,000	0
Due from predecessor entities	344,060	135,676
Total current assets	24,286,820	14,740,054

INVESTMENTS	601,783	1,627,823

PROPERTY AND EQUIPMENT, Net	1,000,311	925,000

OTHER ASSETS:
Production costs, net of accumulated amortization of $100,000 at December 31, 2005	98,750	100,000
Deposits	278,065	182,500

DEFERRED INCOME TAXES -- Long Term	2,124,000	310,000

INTANGIBLE ASSETS, Net of accumulated amortization of approximately $2,973,000 at December 31, 2005	39,950,677	42,923,600

GOODWILL	2,953,481	2,953,481
	$71,293,887	$63,762,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$384,000	$—
Current maturities of notes payable	3,207,715	2,876,000
Accounts payable	12,378,020	3,156,080
Accrued expenses	1,226,253	430,251
Dividends payable	2,298,000	—
Deferred income	797,605	75,000
Total current liabilities	20,291,593	6,537,331

LONG-TERM LIABILITIES:
Deferred income	159,064	—
Notes payable, less current maturities	9,301,750	10,282,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized;
13,262,600 shares issued and outstanding	133	133
Common stock, $.00001 par value; 500,000,000 shares authorized
2,091,605 shares issued and outstanding	21	21
Common stock to be issued	1,206,870	1,206,870
Additional paid-in capital	49,552,004	49,513,066
Deferred compensation	(2,758,413)	(3,310,096)
Accumulated deficit	(6,459,135)	(467,047)
Total stockholders' equity	41,541,480	46,942,947
	$71,293,887	$63,762,458

*Derived from audited financial statements

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predessor	Successor	Predessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net sales	$29,644,381	$43,690,709	$42,733,791	$64,774,692
Cost of sales	9,478,098	10,974,938	13,918,884	15,506,941
Gross profit	20,166,283	32,715,771	28,814,907	49,267,751

Selling, general and administrative expenses	20,640,999	29,872,719	34,208,297	47,775,461
Income (loss) from operations	(474,716)	2,843,052	(5,393,390)	1,492,290

Interest expense, net of interest income of $26,679 and $37,120 for the three months ended, and net of interest income of $45,943 and $78,398 for the six months ended - December 31, 2005 and 2004, respectively	(431,182)	(944,645)	(731,698)	(894,105)
Income (loss) before income taxes (benefit)	(905,898)	1,898,407	(6,125,088)	598,185

Benefit for income taxes	(343,000)	0	(2,431,000)	0
Net income (loss)	(562,898)	1,898,407	(3,694,088)	598,185

Preferred stock dividends	1,673,000	0	2,298,000	0
Net loss attributable to common stockholders	$(2,235,898)	1,898,407	$(5,992,088)	598,185

Proforma income taxes		759,363		239,220
Pro forma net income attributable to common stockholders		$1,139,044		$358,965

NET EARNINGS (LOSS) PER SHARE:

Loss per share attributable to common stockholders- basic and diluted	$(1.07)	N/A	$(2.86)	N/A
Pro forma earnings per share attributable to common stockholders- basic and diluted	$ N/A	$0.54	$ N/A	$0.17

Weighted average shares outstanding - basic and diluted	2,091,605	N/A	2,091,605	N/A
Pro forma weighted average shares outstanding - basic and diluted	N/A	2,091,605	N/A	2,091,605

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2005
(Unaudited)

	Common Stock		Series A Preferred Stock		Common Stock to be	Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Compensation	Deficit	Total
BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947

Preferred Stock dividends								(2,298,000)	(2,298,000)

Amortization of deferred compensation expense							551,683		551,683

Options to board of director member						38,938			38,938

Net loss								(3,694,088)	(3,694,088)

BALANCE, December 31, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,552,004	$(2,758,413)	$(6,459,135)	$41,541,480

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor

	Six Months Ended	Six Months Ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,694,088)	$598,185
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,206,910	553,449
Non-cash interest expense	595,017
Bad debt expense	465,626	156,768
Amortization of deferred compensation expense	551,683
Non-cash board of director fees	38,938
Deferred income taxes	(2,431,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,174,255)	(1,924,412)
Due from factor	(149,063)	—
Inventories	(5,497,008)	(3,495,511)
Prepaid expenses and other current assets	775,264	1,753,051
Other assets	(194,315)	(174,459)
Due from predecessor entities	(208,384)	0
Accounts payable	9,221,938	1,113,355
Accrued expenses	796,002	1,344,856
Royalty and license fee payable	—	(37,205,929)
Deferred income	881,669	(1,053,696)
Net cash provided by (used in) operating activities	184,934	(38,334,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(209,298)	(173,431)
Proceeds from investments in securities	1,026,041	500,110
Purchase of short-term investments	(501,942)
Net cash provided by investing activities	314,801	326,679

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	384,000	—
Long term debt	44,597	39,270,862
Payments on notes payable	(1,288,327)	—
Net cash provided by (used in) financing activities	(859,730)	39,270,862
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(359,995)	1,263,198

CASH AND CASH EQUIVALENTS, Beginning of Period	834,358	2,283,297
CASH AND CASH EQUIVALENTS, End of Period	$474,363	$3,546,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$182,625	$—
Income taxes	$-	$1,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividend accrued on preferred stock	$2,298,000	$

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

On June 29, 2005, Fi-Tek VII, Inc. ("Fi-Tek"), a publicly traded shell corporation, acquired all of the outstanding shares of Ronco Marketing Corporation ("RMC") through the merger of a wholly-owned subsidiary of Fi-Tek with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly-owned subsidiary of the Company. Upon closing of the merger, Fi-Tek changed its name to Ronco Corporation and completed a 1 for 89 reverse stock split of outstanding shares of Fi-Tek’s common stock. In exchange for their shares of RMC, the former holders of RMC common stock received 800,002 post-reverse split shares of the Company's stock. The Company's existing stockholders (the stockholders of the Company when it was operating as Fi-Tek) retained the remaining 477,639 shares of the outstanding common stock of the Company following the merger and reverse stock split of the common stock. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the reverse acquisition, the historical financial statements of Fi-Tek for the period prior to the date of the transaction are not presented.

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

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A, for the period ended June 30, 2005.

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

Loss Per Share

Successor - Basic and diluted net loss per share information for the three and six months ended December 31, 2005 is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, options and warrants convertible into an aggregate of approximately 13,539,000 of common shares as of December 31, 2005, are not included as the inclusion of such would be anti-dilutive.

Predecessor - Loss per share for the three and six months ended December 31, 2004 is not applicable as the Seller Entities were a combination of privately held companies that were different legal entities, and accordingly, the weighted-average number of common shares outstanding is not determinable. For comparative purposes the Company calculated basic and dilutive earnings per share on a pro forma basis using the outstanding common shares of 2,091,605 as of June 30, 2005 for the three and six months ended December 31, 2004 as the weighted-average common shares outstanding and not giving effect to preferred stock and warrants issued after December 31, 2004 for the dilutive calculation.

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

The promissory notes to the Seller Entities are subject to finalization between the Company and the Seller Entities as to the calculation of the estimated net value of the acquired assets, as defined. As of February 26, 2006, this issue was still not finalized.

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

NOTE 4- REVOLVING LINE OF CREDIT

On September 21, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by municipal bonds held by the Company. The borrowings bear interest at 1% above LIBOR (4.7% at December 31, 2005). There is no prepayment penalty on this revolving line of credit. As of December 31, 2005, the balance due under this line of credit was $384,000 which is the maximum availability based on the collateral.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Promissory note to Seller Entities (including accrued interest of $595,017)	$12,466,809
Note payable - other	42,656
Total debt	12,509,465
Less estimated current maturities	(3,207,715)
Total long term debt	$9,301,750

The face value of the promissory notes to the Seller Entities is management's best estimate based on the estimated net value of the assets acquired, as defined, see Note 3. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes. The estimated annual maturity of these promissory notes for the twelve months ended December 31, 2006 is $3,200,000, which is based on management’s estimate of the products to be shipped in the next year and applying the per-unit dollar amount per the promissory notes.

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

NOTE 6 - FACTORING AGREEMENT

On October 25, 2005, the Company, and Prestige Capital Corporation ("Prestige"), entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company with recourse except for payment not received due to insolvency. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of accounts receivable (“Accounts”), Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. The advance rate under the Agreement shall increase to 80% of the face amount of the Accounts assigned if the event of dilution of the Accounts is less than five percent for the first 60 days of the term of the Agreement. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. There is no maximum rate. In addition, Prestige may require the Company to repay the amount it has advanced to it, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, the Company will not be required to repay the cash advance to Prestige.   As of December 31, 2005, the Company had assigned $0.6 million to Prestige.   The initial term of the Agreement expires on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless either party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement. If the customers do not pay their receivable within 90 days, Prestige has the right to charge back the Company. The Company has accounted for this as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As of December 31, 2005, the Company has outstanding borrowings of approximately $447,000 under the agreement.

NOTE 7 - STOCKHOLDERS' EQUITY

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

Dividends - The holders of preferred stock are entitled to receive cumulative preferred dividends at the rate of $0.1885 per share per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. The accrued dividends at December 31, 2005 were $1,250,000.

Liquidation - The holders of preferred stock will have the right to receive, after payment of all creditors, the sum of $3.77 per share of the preferred stock held, plus any accrued and unpaid dividends, as defined, prior to any distributions with respect to the common stock.

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") and under the terms of the agreement, the Company is obligated to file a shelf registration statement (Form S-l) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet this deadline and the Company is liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. The Company did not meet the October 28, 2005 deadline and is in the process of negotiating with the stockholders regarding the payment of the penalty and whether the Company will pay the penalty in cash or shares. The Company has accrued a special dividend to meet the obligations due under the Registration Rights Agreement. As of December 31, 2005 this special dividend was $1,048,000.

Deferred compensation

On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares of common stock to its Chief Executive Officer ("CEO") for $.01 a share. These shares are subject to certain performance milestones. The Company has recorded deferred compensation of $3,009,177 based on the fair value of the common stock at June 30, 2005, which was $3.77 a share. The deferred compensation will be amortized over three years based on the CEO's contract.

The CEO received 60% of these shares (480,188) in connection with his employment agreement, and will be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries from June 30, 2005. The initial 480,188 shares are subject to repurchase by the Company, at its option, for $0.01 per share, exercisable if the CEO voluntarily terminates his employment with the Company prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if the Company terminates the CEO’s employment on or before June 30, 2007 for “cause” the Company has the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment.

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

For the three and six months ended December 31, 2005 the Company recognized $275,841 and $551,683 respectively, of amortization expense related to the CEO and CFO deferred compensation.

Stock Options

In October, 2005, the Board of Directors granted a fully vested option to purchase 10,000 shares of the Company’s common stock to a former board member, Anthony Brown, in connection with the termination of a consulting agreement between the Company and a company controlled by Mr. Brown. The option has a term of ten years and has an exercise price of $5.75 per share. In connection with the option, the Company recorded compensation expense of $38,938 for the three and six months ended December 31, 2005.

NOTE 8 - LITIGATION

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring in its normal business operations. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE 9 - CHANGES IN MANAGEMENT

Mr. Paul Kabashima was appointed as the Company’s Chief Operating Officer on November 8, 2005. The Company has not yet signed a formal employment agreement with Mr. Kabashima, however, the Company has agreed to pay Mr. Kabashima a base salary of $200,000 per year over a four year term with annual salary adjustments and/or bonuses as determined by the Compensation Committee of the Board of Directors. Mr. Kabashima will also participate in the Company’s employee benefit plans and will receive an expense allowance of $700 per month to partially defray certain travel costs. The Board of Directors has agreed to grant to Mr. Kabashima an option under the Company’s stock incentive plan (once adopted) to acquire an aggregate of 100,000 shares of common stock, of which 25,000 will vest immediately when granted and the remaining 75,000 shares will vest at a rate of 25,000 per year beginning on November 8, 2006. The option will be exercisable for a period of 10 years from the date of issuance, at an exercise price equal to the fair market value on the date of grant. The Board has not yet granted the option.

NOTE 10 - LEASE

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

NOTE 11 - RELATED PARTY TRANSACTION

Pursuant to the terms stated in the lease, the Company executed in November 2005, the Company's general counsel, Gilbert Azafrani, was entitled to receive an aggregate of approximately $156,000 as a broker's commission for negotiating the lease of which he is required to pay to a co-broker approximately $52,000. The commission was payable in two installments, half upon execution of the lease and the balance upon occupancy. In addition, subject to certain terms and conditions, Mr. Azafrani is also entitled to a commission equal to 2.5% of the purchase price if the Company exercises its option to purchase the property subject to the lease. We believe that the terms of the lease are no less favorable to the Company as terms that the Company could have obtained in a transaction where an unaffiliated party acted as a real estate broker.

NOTE 12 - SUBSEQUENT EVENTS

As of January 22, 2006, Gilbert Azafrani, the Company’s former general counsel, ceased to be an employee of the Company. Mr. Azafrani continues to represent the Company as one of its outside attorneys.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this report is intended to update the information contained in our annual report on Form 10-K/A for the period ended June 30, 2005 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such report. The following discussion and analysis of the results of operation and financial condition of Ronco Corporation as of December 31, 2005 and June 30, 2005, and for the three and six month periods ended on December 31, 2005 and 2004 should be read together with the financial statements of Ronco Corporation, and the notes to those financial statements included elsewhere in this report.

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

Before June 30, 2005, we operated as Fi-Tek VII, Inc. and we were a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. During this time, we had no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. On June 29, 2005, we consummated a reverse merger transaction in which Ronco Marketing Corporation, or RMC, became our wholly-owned subsidiary. In connection with this transaction, we changed our name to Ronco Corporation and completed a reverse stock split. On June 30, 2005, we, through RMC, acquired assets comprising the business of Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc. (or the Seller Entities). We also acquired certain patents and intellectual property rights directly from Mr. Ronald M. Popeil. Mr. Popeil is the primary beneficiary of the RMP Family Trust, a trust that owns and controls the Seller Entities. We also issued 13,262,600 shares of our Series A Convertible Preferred Stock, not including four shares of Series A Convertible Preferred Stock that were paid for but not issued, to finance the cash portion of the purchase price.

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

We also did not assume certain contracts of the Seller Entities. On April 23, 2002, the Seller Entities entered into a product development agreement with Alan Backus, a third party who co-invented the Showtime Rotisserie products, as well as other products. Pursuant to this agreement, as such agreement has been interpreted by the parties, the Seller Entities paid Mr. Backus 25% of the net profits, or were reimbursed by Mr. Backus for 25% of the net loss from these products. On January 2, 1999, the Seller Entities also entered into an asset purchase agreement and a patent licensing agreement with AdVantage Partners, LLC, an unrelated company that owned the patents on certain of the Ronco products. Pursuant to these agreements, as amended, the Seller Entities paid license fees that ranged from $6 to $17 per unit sold and in the case of cooking implement patents, a fee of $150,000 per year. These agreements were scheduled to expire in 2007, but were terminated on August 31, 2004, when the Seller Entities purchased the related patents from AdVantage Partners, LLC. As of December 31, 2004, the Seller Entities owed fees under these two agreements in the aggregate amount of approximately $7.8 million. We did not assume these obligations when we purchased the Ronco business.

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

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either "refresh" the show by editing in a new offer or new footage, or produce a completely new show. In this way, we attempt to extend the product line on television and increase the cumulative brand awareness and sell-through at retail. Because we did not produce a new infomercial during 2005, direct response revenues declined. We expect direct response revenue to continue to decline during the first quarter of 2006. We do, however, plan to introduce new infomercials in 2006.

A number of changes have occurred since we acquired the Ronco business that are likely to affect the results of operations, capitalization and liquidity of the Ronco business. We did not assume certain liabilities of the Seller Entities. For instance, we did not acquire approximately $39 million of loans to an affiliate of the Seller Entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the Seller Entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the Seller Entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we did issue notes in connection with the acquisition in the adjusted amount of approximately $13.158 million. In addition, because the Seller Entities were "pass-thru" entities for tax purposes, they did not pay "corporate" federal income taxes. We will be subject to federal income taxes. We will also incur additional costs associated with compliance with laws applicable to public companies that were not applicable to the Seller Entities. Finally, we will no longer have the financial resources of the stockholder of the Selling Entities available to us for borrowings. We recently borrowed $1.2 million under a revolving line of credit and entered into a factoring agreement to provide us with liquidity and act as a partial substitute for the working capital loans we previously obtained from the stockholder of the Selling Entities. The factoring agreement permits us to sell up to $8 million of our accounts receivable to the factor with recourse except for payment not received due to insolvency and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factors' fees) when the account is collected. We accounted for this financing as a sale of receivables in accordance with SFAS 140. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the Seller Entities will prove to be a good indicator of our future performance, particularly as that performance is impacted by our expenses.

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. For instance, during the six months ended December 31, 2005 our gross margin was 67% as compared to76% for the six-months ended December 31, 2004, the gross margins declined because we increased our wholesale business sales, from 21% to 46% of our total net sales. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale revenues. We do not anticipate that the growth of our wholesale business will offset the decline in the direct response business during the year ending June 30, 2006, however, we believe that the wholesale business will ultimately prove to be a successful one for us.

Results of Operations

Prior to our acquisition of the Ronco business on June 30, 2005, we had no operations. As a result, the Ronco business is considered the predecessor company. For comparative purposes we have shown the predecessor company’s results for the three and six months ended December 31, 2004.

Net Sales.  Net sales for the three and six months ended December 31, 2005 were $29.6 million and $42.7 million, compared to $43.7 million and $64.8 million for the three and six months ended December 31, 2004. The decline of $14.1 million, or 32%, in net sales for the three months ended December 31, 2005 is composed primarily of a decline in direct response sales of our rotisserie ovens by approximately $8.2 million, a decline in direct response sales of our cutlery sector by $12.2 million and a decline in direct response sales of our other products, including Popeil’s Pasta Maker, Electric Food Dehydrator, GLH Formula Number 9 Hair System and the Pocket Fisherman, by $0.1 million. This decrease in direct response sales was offset by an increase in our wholesale sales by $6.4 million. The decline of $22.1 million, or 34%, in net sales for the six months ended December 31, 2005 is composed primarily of a decline in direct response sales of our rotisserie ovens by approximately $9.5 million, a decline in direct response sales of our cutlery product line by $17.8 million and a decline in direct response sales of our other products, including Popeil’s Pasta Maker, Electric Food Dehydrator, GLH Formula Number 9 Hair System and the Pocket Fisherman, by approximately $0.2 million. This decrease in direct response sales was offset by an increase in our wholesale sales by $5.4 million. Net sales declined primarily due to the fact that our infomercial for our rotisserie line is more than 2 years old, the infomercial for our cutlery line is more than 18 months old and we have not provided our other products with any significant marketing support during the last several years. Historically our infomercials generate the highest sales in the first six to twelve months then decline as the infomercial loses its freshness.  Our direct response sales declined by approximately 62% and 57% while our wholesale sales increased by approximately 68% and 38% for the three and six months ended December 31, 2005, respectively. We expect this trend to continue for our rotisserie and cutlery lines though the end of our fiscal year.

Gross Profit and Gross Margin.  Gross profit for the three and six months ended December 31, 2005 was $20.2 million and $28.8 million as compared to $32.7 million and $49.3 for three and six months ended December 31, 2004. This decline is a result of our decline in revenues and a decline in our gross margin as a percentage of sales from 75% to 68% for the three month period and 76% to 67% for the six month period. Our gross margin as a percentage of sales has declined compared to the Seller Entities because our sales to wholesalers for the six months ended December 31, 2005 accounted for approximately 46% of our sales as compared to the six months ended December 31, 2004 when it accounted for only 19% of our net sales while our direct response sales accounted for 54% of sales for the six months ended December 31, 2005 as compared to 81% of sales for the six-months ended December 31, 2004. The average gross margin percentage for our wholesale business for each of the three and six months ended December 31, 2005 was 51% and 52%, respectively, compared to 55% and 56% for the three and six months ended December 31, 2004. Although we experienced increased cost savings from manufacturing during the three and six months ended December 31, 2005 compared to the comparable periods in 2004, these cost savings were offset by discounts that we provided to mass merchants which resulted in the gross margin percentages decreasing. The average gross margin percentage for our direct response business for each of the three and six months ended December 31, 2005 was 76% and 77%, respectively, compared to 78% and 80% for the comparable periods in 2004. The higher gross margin percentages for our direct response business during the three and six months ended December 31, 2004 was caused primarily by a backlog of orders for our Showtime Rotisserie product line due to production delays by our outsource manufacturers in 2004. This in turn meant that a higher percentage of our direct response sales were from our Six Star+ Cutlery product line, which has a higher gross margin overall than our Showtime product line. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margins might not be comparable to other companies in our industry.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three and six months ended December 31, 2005 were $20.6 million and $34.2 million, respectively, compared to $29.9 million and $47.8 for the three and six months ended December 31, 2004. This decline of approximately $9.2 million for the three months ended December 31, 2005 compared to 2004, or 31%, was primarily due to a $8.4 million reduction in advertising expenses associated with our change in focus from the direct response to wholesale markets and a $0.8 million elimination of licensing and royalties fees as a result of our acquisition of all related patents in June 2005. There were also declines in credit card fees and shipping and handling expenses of $2.1 million due to the reduced sales. The decline was partially offset by an increase of $0.9 million in professional fees and salaries. The primary reason for the increase in salaries to approximately $1.7 million for the three months ended December 31, 2005 compared to approximately $1.3 million for the three months ended December 31, 2004 was the hiring of four additional executives and five managers to execute management’s long term growth strategy, including the expansion of our retail business, international distribution and the development of new products. The primary reason for the increase in professional fees to approximately $1.3 million for the three months ended December 31, 2005 compared to approximately $0.7 million for the three months ended December 31, 2004 was our compliance with SEC filing requirements and other aspects of the transition from a private company to a public company. We also expensed approximately $0.3 million for deferred compensation related to amortization of stock based compensation awards to our Chief Executive Officer and Chief Financial Officer for the three months ended December 31, 2005. We did not have any deferred compensation related to stock based compensation for the three months ended December 31, 2005 other than the option issued to Anthony Brown, a former director, in connection with the early termination of a consulting agreement with a company controlled by him. In addition, for the three months ended December 31, 2005 we incurred amortization expense of intangible assets of approximately $1.5 million related to the acquisition of the Ronco business.

This decline of approximately $13.6 million for the six months ended December 31, 2005 compared to the six months ended December 31, 2004, or 28%, was primarily due to a $12.9 million reduction in advertising expenses associated with our change in focus from the direct response to wholesale markets, and a $1.1 million elimination of licensing and royalties fees as a result of our acquisition of all related patents in June 2005. There were also declines in credit card fees and shipping and handling expense of $3.2 million due to the reduced sales. The decline was partially offset by an increase of $1.9 in professional fees and salaries and related expenses. The primary reason for the increase in salaries and related expenses to approximately $3.7 million for the six months ended December 31, 2005 compared to approximately $2.9 million for the six months ended December 31, 2004 was the hiring of four additional executives and five managers to execute management’s long term growth strategy, including the expansion of our retail business, international distribution and the development of new products. The primary reason for the increase in professional fees to approximately $2.3 million for the three months ended December 31, 2005 compared to approximately $1.1 million for the three months ended December 31, 2004 was our compliance with SEC filing requirements and other aspects of the transition from a private company to a public company. We also expensed approximately $0.5 million for deferred compensation related to amortization of stock based compensation awards to our Chief Executive Officer and Chief Financial Officer. We did not have any deferred compensation related to stock based compensation for the six months ended December 31, 2005 other than the amortization of stock based compensation and the option issued to Anthony Brown, a former director, in connection with the early termination of a consulting agreement with a company controlled by him. In addition, for the six months ended December 31, 2005 we incurred amortization of intangible assets expense of approximately $3 million related to the acquisition of the Ronco business.

As a percentage of revenues, selling, general and administrative expenses remained relatively flat at 70% compared to 68%during the quarter and increased from 74% to 80% for the six months. This change for the six months in percentages was primarily due to a decrease in revenue, an increase in salaries and professional fees and amortization of intangible assets related to the acquisition of the Ronco business, with a reduction in advertising expense and royalty and license fees.

Operating income/loss. Our operating loss for the three and six months ended December 31, 2005 was $0.5 million and $5.4 million, respectively, compared to income of $2.8 million and $1.5 million, respectively, for the three and six months ended December 31, 2004. The decreases in our operating income of approximately $3.3 million, or 118%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 and approximately $6.9 million, or 461%, for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 are primarily attributable to lower sales volume and lower gross margin. This was partially offset by a decline of approximately $9.2 million in selling, general and administrative expenses for the three months ended December 31, 2005 and $13.6 million for the six months ended December 31, 2005.

Net interest expense. Our net interest expense for the three and six months ended December 31, 2005 declined by approximately $0.3 million and $0.2 million as compared to the three and six months ended December 31, 2004. This decline was primarily due to us not assuming approximately $40.0 million of debt that the Seller Entities borrowed from the RMP Family Trust and was outstanding as of December 31, 2004. The interest expense for 2005 is primarily from a seller’s note related to our acquisition of the Ronco business.

Income Tax. Income tax benefit for the three and six months ended December 31, 2005 was $0.3 million and $2.4 million, respectively, based on an effective tax rate of 40%. We recognized a benefit because we expect to realize the net operating losses in the future. For the three and six months ended December 31, 2004 the predecessor entities did not pay any income taxes as they were pass through entities. For comparative purposes we have estimated the tax expense using the same effective rate of 40%.

Net income/loss. Our net income/loss for the three and six months ended December 31, 2005 was a loss of $0.6 million and $3.7 million, respectively, compared to income of $1.9 million and $0.6 million for the comparable three and six months ended December 31, 2004, respectively.  The decrease in our net income of approximately $2.5 million for the three months ended December 31, 2005 and $4.3 million for the six months ended December 31, 2005 is due to the reasons described above, but was partially offset by an income tax benefit of $0.3 million and $2.4 million for the three and six months ended December 31, 2005, respectively.  Our net loss attributable to common stock holders for the three months ended December 31, 2005 increased by an additional $2,125,000 due to our accrual of a dividend on our preferred stock and $1.5 million due to our accrual of late registration penalties due to our preferred stockholders, which are accounted for as a dividend, that were not paid when due in an effort to conserve cash. Our net loss attributable to common stock holders for the six months ended December 31, 2005 increased by an additional $2,750,000 due to our accrual of a dividend on our preferred stock and $1.5 million due to our accrual of late registration penalties due to our preferred stockholders, which are accounted for as a dividend, that were not paid when due in an effort to conserve cash.

Liquidity and Capital Resources

Historically, the Seller Entities funded operations primarily through cash flow from operations and borrowings from the stockholder of the Seller Entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. Since our acquisition of the Ronco business, we no longer have the ability to borrow from the stockholder of the Seller Entities, so we have had to identify alternative sources of financing. In addition, during the quarter ended December 31, 2005, we increased the volume of wholesale sales whereby we give extended payment terms to our customers which increased our receivable collection time, and thus increased our liquidity needs. Such liquidity need is likely to increase as our wholesale business continues to grow. Our cost for television media has declined and will continue to do so, but this savings and boost to our liquidity will be offset by our need to purchase more inventory to support our wholesale business.

Based on our new strategy and the anticipated growth in our wholesale business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the establishment of a research and development program, whether we upgrade our technology and the amount of inventory required for our expanding wholesale business.

As of December 31, 2005, our total working capital was $3.5 million as compared to $8.2 million as of June 30, 2005. In order to assist in meeting our liquidity needs, we borrowed $1.2 million under a revolving line of credit we entered into on September 21, 2005 and entered into a factoring agreement in October 2005 to fund our working capital needs. We also reached agreements with the principal factories who produce our products to extend our payment terms from 30 days to 60 days. Despite these developments, our cash flow from operations, our revolving line of credit (which we paid down to approximately $384,000 in October 2005 which is the maximum availability based on the collateral) and advances under our factoring agreement are not expected to be sufficient to meet our future working capital needs. As a result, we are seeking additional sources of capital to assure that our working capital needs are met. Specifically, we are seeking a term loan and/or line of credit of between $15 and $20 million. We are in negotiations with several lenders regarding such a facility but have not yet been able to secure an unsecured credit facility on acceptable terms.   If we are unable to secure a facility by March 20, 2006, we will likely need to make changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business and/or reducing advertising directed toward our direct response business.

For the six months ending December 31, 2005 cash provided by operating activities was approximately $185,000 as compared to cash used of $38.3 million for the six months ended December 31, 2004. The cash in 2005 was used to fund operating losses of approximately $3.7 million, purchase inventory of approximately $5.5 million, and finance accounts receivable of approximately $4.2 million. This was partially offset by an increase in accounts payable of approximately $9.2 million, accrued expenses of approximately $0.8, deferred income of approximately $0.9 million, and depreciation and amortization of $3.2 million. Our inventory increased because we did not meet our sales target for the six months ended December 31, 2005. In addition our accounts receivable increased because our wholesale sales increased by 38% for the six months ended December 31, 2005 as compared to the same period on 2004. Accounts payable rose during the six months ended December 31, 2005 due to our build up of inventory during the six months ended December 31, 2005. Depreciation and amortization also increased due to the amortization of intangible assets acquired in the connection with our purchase of the Ronco business in June 2005. During the six months ended December 31, 2005, we did not have to pay license and royalty fees as compared to the six months ended December 31, 2004 when $38 million was paid for the balance owed for license and royalty fees. We acquired the intellectual property as part of our acquisition of the Ronco business and will not incur license and royalty fees in the future related to such intellectual property.

For the six months ended December 31, 2005, cash provided by investing activities was approximately $315,000. We paid approximately $209,000 to purchase equipment, including software, and used $502,000 for the purchase of short term investments set aside as a credit card reserve for Wells Fargo Market Services, our credit card processor. In addition we received approximately $1,026,000 from the redemption of investments in securities. For the six months ended December 31, 2004 we used approximately $173,000 to purchase equipment and had proceeds of approximately $500,000 for the redemption of investments in securities.

For the six months ended December 31, 2005, we used approximately $860,000 for financing activities.  In September we received net proceeds of $1,234,000 from a line of credit, which we used for working capital of which we repaid $850,000 in October leaving a total outstanding at December 31, 2005 of $384,000; and $45,000 from a long term loan in September of which we repaid approximately $2,000 through the second quarter leaving a balance of approximately $43,000 as of December 31, 2005, which we used to acquire a vehicle. During the six months ended December 31, 2005, we also repaid approximately $1,286,000, on notes payable to the Seller Entities in connection with our acquisition of the Ronco business. During the six months ended December 31, 2004, loans from the Seller Entities accounted for $39 million the proceeds of which were used primarily to pay license and royalty fees of $38 million.

Acquisition of the Ronco Business

On June 30, 2005, we acquired the Ronco business. In connection with the acquisition, we sold $50.0 million of our Series A Convertible Preferred Stock. The proceeds from the stock sale were $46.4 million, which excludes $3.6 million in offering costs. We used approximately $40.2 million to pay the cash portion of the purchase price for the Ronco business and $4.7 million to pay transaction costs. We used the remaining proceeds as follows: approximately $0.4 million was used to repay debt due to investors in Ronco Marketing Corporation and approximately $1.1 million was used for working capital.

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

The promissory notes bear simple interest at a rate equal to 9.5% per annum. The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period. We made principal payments on the notes during the six months ended December 31, 2005 in the amount of approximately $1,286,000.  We paid approximately $519,000 less than the amount due under the notes, because we are in negotiations with Mr. Popeil to change the payment schedule under the notes to better meet the timing of our cash flow.  Based on management’s estimate of the products to be shipped, we anticipate that we will make principal payments for the next year in the amount of approximately $3,200,000. As the amount due under the notes is an estimate based on volumes of products shipped, as described above, we have not estimated the amounts that will be owed under the notes for subsequent fiscal years. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

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

Revolving Line Of Credit

On September 21, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our corporate investment bonds. The borrowings bear interest at 1% above LIBOR (4.7% at December 31, 2005). There is no prepayment penalty on this revolving line of credit. In October 2005, we repaid $850,000 of the borrowings because $1,000,000 of our corporate investments bonds which were collaterized for the loan was called. The outstanding balance at December 31, 2005 was $384,000 which is the maximum availability based on the collateral.

Factoring Agreement

On October 25, 2005, we entered into a factoring agreement with Prestige Capital Corporation. Pursuant to this agreement, we may sell up to $8 million of our eligible accounts receivable to Prestige. Prestige will pay us between 75% and 80% of the face value of the accounts receivable at the time of assignment, and the balance, less amounts due to Prestige, when Prestige collects the accounts receivable. Prestige's fee is based on a percentage of the face value of each account receivable and varies between 2%, if the receivable is collected within 15 days, to 5.75% if the receivable is collected within 75 days. The rate goes up by 1% every 15 days thereafter. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige. This agreement is secured by all of our accounts receivable, our inventory and our general intangibles. As of February 25, 2006, we had assigned $0.1 million to Prestige. This agreement terminates on May 1, 2006, subject to certain renewal provisions or earlier termination by Prestige. We account for this as a sale of receivables in accordance with SFAS 140.

Loans from the Predecessor Entities and Mr. Popeil

In September 2004, RMP Family Trust, which is the stockholder of Ronco Inventions, LLC and Popeil Inventions, Inc., Ronald M. Popeil, who is the primary beneficiary of the trust, and his affiliated entities, loaned the predecessor entities $8,500,000, $28,750,000, and $1,900,000, respectively. These loans are evidenced by promissory notes, which bear interest at 10% per annum and are due on September 7, 2007. The proceeds from these loans were used to pay off the balance owed by the predecessor entities for license fees outstanding as of December 31, 2003. Interest expense related to these loans was approximately $2,929,000 and $247,000 for the nine months ended June 29, 2005 and September 30, 2004, respectively. This amount is included in accrued expenses at September 30, 2004. We did not assume these loans when we purchased the Ronco business.

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

Accounts Receivable

We utilize the allowance method for accounting for losses from uncollectible accounts. We accrue our estimated product returns and record them as a part of our allowance for doubtful accounts and returns. Under this method, an allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance based on the amount of our accounts receivable, the age of the accounts receivable, known troubled accounts and historical experience regarding the collection of bad debts. We also perform ongoing credit evaluations of our wholesale customers. Prior to our acquisition of the Ronco business, we determined our allowance for doubtful accounts based solely on historical experience regarding collection of bad debts. The majority of our bad debt allowance and our bad debts arises from the direct response business and relates to customers who purchase our products in multiple installments and fail to make all of the required payments. Generally, we write off portions of the allowance against accounts receivable when direct response accounts are more than 180 days old or when we otherwise determine that accounts receivable will not be collected.

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

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Patents are amortized over 19 years, customer relationships over 1.5 to 10 years and a consulting agreement over 3 years, utilizing the straight-line method.

Deferred Taxes

Deferred tax assets and liabilities are computed annually for difference between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If our estimates and assumption about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that foreign currency fluctuations significantly affected our financial position and results of operations as of and for the six months ended December 31, 2005.

We do not believe that inflation or changing prices has had a material impact on our net sales, revenues or income from continuing operations for the six months ended December 31, 2005.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading, speculative or hedging purposes.

Our revolving line of credit with Wells Fargo in the original principal amount of $1,234,000 bears interest at 1% above LIBOR, which was 4.7% at December 31, 2005. This facility expires, and all outstanding amounts become due, on September 20, 2006. As of February 26, 2006 the balance of this loan was approximately $384,000 which is the maximum availability based on the collateral.

The fees due under our factoring agreement also vary between 2% and 5.75% depending on whether the account is collected in less than 15 days or in up to 75 days. The rate goes up by 1% every 15 days thereafter and there is no maximum rate. The fees are not tied to interest rates. As of February 26, 2006 we had assigned $0.1 million of our accounts receivable to this factor. Our factoring agreement terminates on May 1, 2006. As of February 26, 2006 the balance of this loan was approximately $55,000.

We enter into a significant amount of purchase obligations outside of the United States, primarily in China, which are settled in U.S. dollars. Therefore, we believe we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.     Controls and Procedures

a)   Evaluation of disclosure controls and procedure. We maintain "disclosure controls and procedures," as such term is defined in the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Additionally, a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were ineffective as of December 31, 2005. In connection with our management’s evaluation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, our Chief Executive Officer and Chief Financial Officer recognized that improvements were necessary in the following areas:

●
maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements,

●	maintaining adequate segregation of duties in key functions,

●	maintaining adequate controls over spreadsheets used in our financial reporting process,

●	adequately documenting certain transactions and manual journal entries,

●	adhering to a comprehensive closing calendar, and

●	maintaining adequate oversight of software for recording accounting information.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation described in Item 4(a) above that occurred during the six months ended December 31, 2005 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

The information contained in this report is intended to update the information contained in our annual report on Form 10-K/A for the period ended June 30, 2005 and presumes that readers have access to, and will have read the "Risks Factors" and other information contained in such report.

WE MAY BE REQUIRED TO MAKE SUBSTANTIAL PENALTY PAYMENTS TO HOLDERS OF OUR SERIES A CONVERTIBLE PREFERRED STOCK SINCE OUR REGISTRATION STATEMENT ON FORM S-1 WAS NOT DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON OR BEFORE OCTOBER 28, 2005 AND SUCH PENALTY PAYMENTS COULD NEGATIVELY AFFECT OUR LIQUIDITY AND CASH FLOW.

In connection with the private sale of our Series A Convertible Preferred Stock, we agreed to file a registration statement with respect to the common stock into which the Series A Convertible Preferred Stock may be converted, and to cause such registration statement to be declared effective on or before October 28, 2005. We initially filed this registration statement on July 29, 2005 to fulfill this obligation. Although we filed this registration statement on a timely basis, because this registration statement was not effective by October 28, 2005, we may be obligated to pay a penalty equal to $500,000 (1% of the aggregate offering price of the preferred stock) per month until the registration statement is declared effective. As of February 20, 2006, the registration statement had not been declared effective. We are working diligently to cause the registration statement to be declared effective as soon as possible, however, depending on when the registration statement is declared effective, there could be a material negative impact on our liquidity and cash flow. We also intend to negotiate with the purchasers of our Series A Convertible Preferred Stock to reduce this payment, or to provide for a non-cash payment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the termination of a consulting agreement with a company controlled by Anthony C. Brown, one of our former directors, effective as of October 24, 2005, we issued a non-qualified stock option to Mr. Brown, which entitles him to purchase an aggregate of 10,000 shares of our common stock at a purchase price of $5.75 per share, which was the fair market value of our common stock on the date of grant. The option has a term of ten years. Exemption from registration under the Securities Act of 1933 was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4 (2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

The holders of our Series A Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of $0.1885 per share per annum (equivalent to 5% of the original purchase price) payable quarterly in arrears on January 1, April 1, July1, and October 1 of each year, commencing on October 1, 2005. The cumulative dividends may be paid in cash or, at our option, in additional shares of Series A Convertible Preferred Stock. We failed to make our scheduled October 1, 2005 and January1, 2006 dividend payments. We intend to issue an aggregate of 331,566 shares of Series A Convertible Preferred Stock in satisfaction of the October 1, 2005 and January 1, 2006 dividend payments.

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

Pursuant to the terms of the lease we executed in November 2005, our former general counsel, Gilbert Azafrani, who is a Calfornia licensed real estate broker, is entitled to receive an aggregate of approximately $156,000 as a broker's commission for negotiating the lease of which he is required to pay approximately $52,000 to an unaffiliated co-broker. The commission is payable in two installments, half upon execution of the lease and the balance upon occupancy. In addition, subject to certain terms and conditions, Mr. Azafrani is also entitled to a commission equal to 2.5% of the purchase price if we exercise our option to purchase the property subject to the lease. We believe that the terms of the lease are no less favorable to us as terms that we could have obtained in a transaction where an unaffiliated party acted as a real estate broker.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-Q  to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Chatsworth, in the State of California, on February 28, 2006.

RONCO CORPORATION.

Date: February 28, 2006	By:	/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr.
President and Chief Executive Officer

Date: February 28, 2006	By:	/s/ Evan J. Warshawsky
Evan J. Warshawsky
Chief Financial Officer