Form 10-Q
period 2006-03-31
RONCO CORP
filed 2006-05-15
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

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

The Registrant had _________ shares of common stock outstanding as of May 1, 2006.

RONCO CORPORATION

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets
	March 31, 2006	June 30, 2005 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,175,249	$834,358
Short-term investments	501,942	—
Accounts receivable, net of allowance for doubtful accounts
and product returns of $610,627 at March 31, 2006	1,899,956	2,264,315
Due from factor	109,830	—
Inventories	10,673,701	8,968,199
Prepaid expenses and other current assets	917,268	2,537,506
Deferred income taxes - current	510,000	—
Due from predecessor entities	371,548	135,676
Total current assets	16,159,494	14,740,054

INVESTMENTS	601,783	1,627,823

PROPERTY AND EQUIPMENT, Net	964,147	925,000

OTHER ASSETS:
Production costs, net of accumulated amortization of $100,000 at March 31, 2006	106,965	100,000
Deposits	263,595	182,500

DEFERRED INCOME TAXES -- Long Term	4,088,000	310,000

INTANGIBLE ASSETS, Net of accumulated amortization of approximately $4,600,000 at March 31, 2006	38,464,295	42,923,600

GOODWILL	2,953,481	2,953,481
	$63,601,760	$63,762,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$384,000	$—
Current maturities of notes payable	3,207,715	2,876,000
Accounts payable	7,506,975	3,156,080
Accrued expenses	1,226,566	430,251
Dividends payable	4,422,987	—
Deferred income	182,828	75,000
Total current liabilities	16,931,071	6,537,331

LONG-TERM LIABILITIES:
Deferred income	212,137	—
Notes payable, less current maturities	9,577,973	10,282,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 13,262,600 shares issued and outstanding	133	133
Common stock, $.00001 par value; 500,000,000 shares authorized 2,091,605 shares issued and outstanding	21	21
Common stock to be issued	1,206,870	1,206,870
Additional paid-in capital	49,552,004	49,513,066
Deferred compensation	(2,482,572)	(3,310,096)
Accumulated deficit	(11,395,877)	(467,047)
Total stockholders' equity	36,880,579	46,942,947
	$63,601,760	$63,762,458
*Derived from audited financial statements
See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Net sales	$10,093,898	$14,593,089	$52,827,689	$79,367,781
Cost of sales	2,377,600	4,321,181	16,296,484	19,828,122
Gross profit	7,716,298	10,271,908	36,531,205	59,539,659

Selling, general and administrative expenses	12,117,469	10,716,718	46,325,767	58,492,253
Income (loss) from operations	(4,401,171)	(444,810)	(9,794,562)	1,047,406

Interest expense, net of interest income of $36,162 and $32,708 for the three months ended, and net of interest income of $82,106 and $208,170 for the nine months ended - March 31, 2006 and 2005, respectively	267,583	932,840	999,281	1,826,871
Loss before income tax benefit	(4,668,754)	(1,377,650)	(10,793,843)	(779,465)

Benefit for income taxes	1,857,000	—	4,288,000	—
Net loss	(2,811,754)	(1,377,650)	(6,505,843)	(779,465)

Preferred stock dividends	2,124,987	—	4,422,987	—
Net loss attributable to common stockholders	$(4,936,741)	(1,377,650)	$(10,928,830)	(779,465)

Pro forma income tax benefit		551,060		311,786
Pro forma net loss attributable to common stockholders		$(826,590)		$(467,679)

NET LOSS PER SHARE:

Loss per share attributable to common stockholders- basic and diluted	$(2.36)	N/A	$(5.23)	N/A
Pro forma loss per share attributable to common stockholders- basic and diluted	N/A	$(0.40)	N/A	$(0.22)

Weighted average shares outstanding - basic and diluted	2,091,605	N/A	2,091,605	N/A
Pro forma weighted average shares outstanding - basic and diluted	N/A	2,091,605	N/A	2,091,605

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 2006
(Unaudited)

	Common Stock		Series A Preferred Stock		Common Stock to be	Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Compensation	Deficit	Total

BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947

Preferred Stock dividends								(4,422,987)	(4,422,987)

Amortization of deferred compensation expense							827,524		827,524

Options to board of directors member						38,938			38,938

Net loss								(6,505,843)	(6,505,843)

BALANCE, March 31, 2006	2,091,605	$21	13,262,600	$133	$1,206,870	$49,552,004	$(2,482,572)	$(11,395,877)	$36,880,579

See notes to consolidated and combined financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor

	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,505,843)	$(779,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,763,895	530,832
Non-cash interest expense	873,110	—
Bad debt expense	438,984	156,768
Amortization of deferred compensation expense	827,524	—
Non-cash board of director fees	38,938	—
Deferred income taxes	(4,288,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(74,625)	(1,105,148)
Due from factor	(109,830)	—
Inventories	(1,705,502)	(950,537)
Prepaid expenses and other current assets	1,620,238	2,549,327
Other assets	(106,965)	(36,452)
Deposits	(81,095)	(184,304)
Due to predecessor entities	(235,872)	—
Accounts payable	4,350,895	(3,907,412)
Accrued expenses	796,315	2,084,030
Royalty and license fee payable	—	(37,752,994)
Deferred income	319,965	(1,414,674)
Net cash provided by (used in) operating activities	922,132	(40,810,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchased	(243,737)	(467,826)
Proceeds from investments in securities	1,026,040	1,000,110
Purchase of short-term investments	(501,942)	—
Net cash provided by investing activities	280,361	532,284

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	384,000	—
Payments on notes payable	(1,290,199)	—
Proceeds from long term debt	44,597	39,267,787
Net cash provided by (used in) financing activities	(861,602)	39,267,787
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	340,891	(1,009,958)

CASH AND CASH EQUIVALENTS, Beginning of Period	834,358	2,283,297
CASH AND CASH EQUIVALENTS, End of Period	$1,175,249	$1,273,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$208,276	$—
Income taxes	$—	$1,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on preferred stock	$4,422,987	$—

See notes to consolidated and combined financial statements.

 RONCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED AND COMBINED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Ronco Corporation (the "Company" or the "Successor"), a Delaware corporation, is a provider of proprietary consumer products for the kitchen and home. The Company markets its products primarily in the United States through the broadcast of direct response commercial announcements known as infomercials, internet advertising, its in-house customer service department, telemarketing and sales to retailers both directly and through wholesale distributors.

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

Effective June 30, 2005, the Company through its wholly-owned subsidiary, RMC, completed a series of transactions to acquire certain assets and assume certain liabilities of Ronco Inventions, LLC ("RI" or "LLC"), a California limited liability company; Popeil Inventions, Inc. ("PII"), a Nevada S corporation; RP Productions, Inc. ("RPP") a Nevada S corporation (collectively, the "Seller Entities" or the "Predecessor"); and certain patents and other intellectual property rights from Ronald M. Popeil ("Popeil").

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A, for the period ended June 30, 2005.

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

Loss Per Share

Successor - Basic and diluted net loss per share information for the three and nine months ended March 31, 2006 is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding and common equivalents. The dilutive effect of preferred stock, options and warrants convertible into an aggregate of approximately 13,539,000 of common shares for the three and nine months ended March 31, 2006, are not included as the inclusion of such would be anti-dilutive.

Predecessor - Loss per share for the three and nine months ended March 31, 2005 is not applicable as the Seller Entities were a combination of privately held companies that were different legal entities, and accordingly, the weighted-average number of common shares outstanding is not determinable. For comparative purposes the Company calculated basic and dilutive earnings per share on a pro forma basis using the outstanding common shares of 2,091,605 as of June 30, 2005 for the three and nine months ended March 31, 2005 as the weighted-average common shares outstanding.

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

The stated purchase price in the purchase agreement between RMC and the Seller Entities and Popeil was $56,509,000, of which the Company delivered $40,209,000 in cash on or before the closing. The remainder of $16,300,000 was made up of promissory notes issued to the Seller Entities. The promissory notes were based on the estimated net value of the acquired assets, as defined. The preliminary determination of net value of the acquired assets resulted in an approximately $3,142,000 reduction to the promissory notes.

The promissory notes to the Seller Entities are subject to finalization between the Company and the Seller Entities as to the calculation of the estimated net value of the acquired assets, as defined. As of the date hereof this issue was still not finalized.

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

NOTE 4- REVOLVING LINE OF CREDIT

On September 21, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by municipal bonds held by the Company. The borrowings bear interest at 1% above LIBOR, or 1/2% below prime, at the Company's option. The Company has been paying interest at 7.0% at March 31, 2006. There is no prepayment penalty on this revolving line of credit. As of March 31, 2006, the balance due under this line of credit was $384,000 which is the maximum availability based on the collateral.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

Promissory note to Seller Entities (including accrued interest of $873,110)	$12,744,902
Note payable - other	40,786
Total debt	12,785,688
Less estimated current maturities	(3,207,715)
Total long term debt	$9,577,973

The face value of the promissory notes to the Seller Entities is management's best estimate based on the estimated net value of the assets acquired, as defined, see Note 3. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped to the Company, within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes. The estimated annual maturity of these promissory notes for the twelve months ended March 31, 2007 is $3,200,000 which is based on management’s estimate of the products to be shipped to the Company in the next year and applying the per-unit dollar amount per the promissory notes.

Upon occurrence of an event of default, as defined, that is not cured by the time period defined in the promissory notes the interest rate on the notes will increase to 11 % per annum and any unpaid principal and interest will become immediately due and payable. In addition, Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed to the Company and will receive a right of first refusal to purchase the intellectual property rights acquired before these rights may be sold or transferred to any other party.

NOTE 6 - FACTORING AGREEMENT

On October 25, 2005, the Company, and Prestige Capital Corporation ("Prestige"), entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company with recourse except for payment not received due to insolvency. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of accounts receivable (“Accounts”), Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. There is no maximum rate. In addition, Prestige may require the Company to repay the amount it has advanced to it, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, the Company will not be required to repay the cash advance to Prestige.   As of March 31, 2006, the Company had assigned $0.4 million to Prestige.   The initial term of the Agreement expired on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless either party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term. The Company has given notice not to renew and Prestige has agreed to extend the term on a month to month basis.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement. If the customers do not pay their receivable within 90 days, Prestige has the right to charge back the Company. The Company has accounted for this as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As of March 31, 2006 the Company has outstanding borrowings of approximately $0.3 million under the agreement.

NOTE 7 - STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

In connection with the Acquisition, on June 30, 2005, the Company sold 13,262,600 shares of Series A Convertible Preferred Stock for $50 million in a private placement. The preferred stock has certain special rights, as defined, and the qualifications of the preferred stock are as follows:

Conversion - The conversion ratio of the preferred stock is at the rate of one share of common stock for each share of preferred stock at the option of the holder. Under certain circumstances the Company, at its option, may cause all of the outstanding shares of preferred stock to be converted into shares of common stock, as defined, (representing an 86% ownership of the Company after redemption).

Voting Rights - Holders of preferred stock are entitled to the number of votes per share that would be equivalent to the number of shares of common stock into which a share of preferred stock is convertible.

Dividends - The holders of preferred stock are entitled to receive cumulative preferred dividends at the rate of $0.1885 per share per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. The accrued dividends at March 31, 2006 were $1,874,987. The cumulative dividends may be paid in cash or, at the Company’s option, in additional shares of Series A Convertible Preferred Stock. Because the Company failed to make its scheduled October 1, 2005, January 1, 2006 and April 1, 2006 dividend payments on a timely basis and because its registration statement has not yet been declared effective, the Company lost the option to choose unilaterally to make these dividend payments in additional shares of Series A Convertible Preferred Stock as opposed to cash. The Company may, therefore, have to pay all or some dividends in cash.

Liquidation - The holders of preferred stock will have the right to receive, after payment of all creditors, the sum of $3.77 per share of the preferred stock held, plus any accrued and unpaid dividends, as defined, prior to any distributions with respect to the common stock.

Subject to certain restrictions, the terms of the Series A Convertible Preferred Stock provide that the Company may, at its option, cause all of the outstanding shares of Series A Convertible Preferred Stock to be converted into shares of common stock, at any time and from time to time, if the market price of the common stock equals or exceeds 200% of the conversion price then in effect for any 20 days during the most recent consecutive 30 trading days prior to giving the notice of conversion and the daily trading volume of the common stock for any 20 days during the most recent consecutive 30 trading days prior to giving the notice of conversion equaled or exceeds 50,000 shares. In the event that the Company fails to declare or pay in full any dividend payable on the Series A Convertible Preferred Stock on the applicable dividend date and fails to correct such failure within thirty days of the applicable dividend date then the Company loses its ability to cause all of the outstanding shares of Series A Convertible Preferred Stock to be converted into shares of common stock at anytime. The Company failed to make such a dividend payment on October 1, 2005 and, therefore, cannot cause all of the outstanding shares of Series A Convertible Preferred Stock to be converted into shares of common stock at any time.

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") and under the terms of the agreement, the Company is obligated to file a registration statement (Form S-l) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet this deadline and the Company is liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. The Company is in the process of negotiating with the stockholders regarding the payment of the penalty and whether the Company will pay the penalty in cash or shares. The Company has accrued a special dividend to meet the obligations due under the Registration Rights Agreement. As of March 31, 2006 this special dividend was $2,548,000.

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

On April 18, 2006, the Company terminated Evan J. Warshawsky as its Chief Financial Officer and Secretary. The Company is currently negotiating with Mr. Warshawsky to settle any obligations that it may have under his employment agreement. If the Company is unable to reach a settlement with him, and it is ultimately determined that Mr. Warshawsky was terminated by the Company without cause under the terms of his employment agreement, the Company would have to pay Mr. Warshawsky $600,000 and reimburse him for the cost of up to the first twelve months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents are entitled to receive under federal law. In addition, the Company’s repurchase option would lapse with respect to 80,032 shares of the Company’s common stock held by Mr. Warshawsky.

For the three and nine months ended March 31, 2006 the Company recognized $275,841and $827,524 respectively, of amortization expense related to the CEO and CFO deferred compensation.

Stock Options

In October, 2005, the Board of Directors granted a fully vested option to purchase 10,000 shares of the Company’s common stock to a former board member, Anthony Brown, in connection with the termination of a consulting agreement between the Company and a company controlled by Mr. Brown. The option has a term of ten years and has an exercise price of $5.75 per share. In connection with the option, the Company recorded compensation expense of $38,938 for the nine months ended March 31, 2006.

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

On April 18, 2006, the Company terminated Evan J. Warshawsky as its Chief Financial Officer and Secretary. Prior to his termination, Mr. Warshawsky had been the principal financial officer and principal accounting officer of the Company.

On April 18, 2006, the Company appointed its Chief Operating Officer, Paul Kabashima, as its interim Chief Financial Officer.

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

NOTE 12 - SUBSEQUENT EVENTS

On April 4, 2006, Palisades Master Fund, LP, a preferred shareholder of the Company, filed a complaint in the US District Court demanding payment of past due dividends and registration penalties, plus attorney fees. The Company has accrued all of the past due dividends and registration penalties; however, if the plaintiff prevails, the enforcement of any judgment could result in a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows.

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

The results of our operations have varied significantly in the past and we expect our operations to continue to vary in the future. A number of factors, some of which are outside of our control, will cause our results to fluctuate, including:

●	our ability to obtain funds required to meet our liquidity needs;

●	seasonal patterns affecting the performance of television media, primarily weather;

●	the relative availability of attractive media time within a given period for us to promote our products;

●	changes in interest rates, which will impact the cost of our borrowing and may impact certain customers' decisions to make purchases through credit cards;

●	the impact of general economic conditions;

●	the introduction of new product offerings; and

●	the introduction of new infomercials for existing products.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this report is intended to update the information contained in our annual report on Form 10-K/A for the period ended June 30, 2005 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such report. The following discussion and analysis of the results of operations and financial condition of Ronco Corporation as of March 31, 2006, and June 30, 2005, and for the three and nine month periods ended on March 31, 2006 and 2005 should be read together with the financial statements of Ronco Corporation, and the notes to those financial statements included elsewhere in this report.

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

We also did not assume certain contracts of the Seller Entities. On April 23, 2002, the Seller Entities entered into a product development agreement with Alan Backus, a third party who co-invented the Showtime Rotisserie products, as well as other products. Pursuant to this agreement, as such agreement has been interpreted by the parties, the Seller Entities paid Mr. Backus 25% of the net profits, or were reimbursed by Mr. Backus for 25% of the net loss from these products. On January 2, 1999, the Seller Entities also entered into an asset purchase agreement and a patent licensing agreement with AdVantage Partners, LLC, an unrelated company that owned the patents on certain of the Ronco products. Pursuant to these agreements, as amended, the Seller Entities paid license fees that ranged from $6 to $17 per unit sold and in the case of cooking implement patents, a fee of $150,000 per year. These agreements were scheduled to expire in 2007, but were terminated on August 31, 2004, when the Seller Entities purchased the related patents from AdVantage Partners, LLC. As of June 29, 2005, the Seller Entities owed fees under these two agreements in the aggregate amount of approximately $6.5 million. We did not assume these obligations when we purchased the Ronco business.

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

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either "refresh" the show by editing in a new offer or new footage, or produce a completely new show. In this way, we attempt to extend the product line on television and increase the cumulative brand awareness and sell-through at retail. Because we did not produce a new infomercial during 2005, direct response revenues declined. We expect direct response revenue to continue to decline during the first two calendar quarters of 2006. We do, however, plan to introduce new infomercials in the third and fourth calendar quarters of 2006.

A number of changes have occurred since we acquired the Ronco business that are likely to affect the results of operations, capitalization and liquidity of the Ronco business. We did not assume certain liabilities of the Seller Entities. For instance, we did not acquire approximately $39 million of loans to an affiliate of the Seller Entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the Seller Entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the Seller Entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we did issue notes in connection with the acquisition in the adjusted amount of approximately $13.158 million. In addition, because the Seller Entities were "pass-thru" entities for tax purposes, they did not pay "corporate" federal income taxes. We will be subject to federal income taxes. We will also incur additional costs associated with compliance with laws applicable to public companies that were not applicable to the Seller Entities. Finally, we will no longer have the financial resources of the stockholder of the Seller Entities available to us for borrowings. In September 2005 we borrowed $1.2 million under a revolving line of credit and entered into a factoring agreement to provide us with liquidity and act as a partial substitute for the working capital loans we previously obtained from the stockholder of the Seller Entities. The factoring agreement permits us to sell up to $8 million of our accounts receivable to the factor with recourse except for payment not received due to insolvency and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factors' fees) when the account is collected. We accounted for this financing as a sale of receivables in accordance with SFAS 140. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the Seller Entities will prove to be a good indicator of our future performance, particularly as that performance is impacted by our expenses.

Our future strategy calls for us to place more emphasis on the wholesale and international wholesale and direct response markets. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale and international revenues are typically lower than margins associated with direct response revenues. For instance, during the nine months ended March 31, 2006 our gross margin was 69% as compared to 75% for the nine-months ended March 31, 2005, the gross margins declined because we increased our wholesale business sales, from 22% to 38% of our total net sales. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale and international revenues. We do not anticipate that the growth of our wholesale and international business will offset the decline in the direct response business during the year ending June 30, 2006, however, we believe that the wholesale and international business will ultimately prove to be successful for us.

Results of Operations

Prior to our acquisition of the Ronco business on June 30, 2005, we had no operations. As a result, the Ronco business is considered the predecessor company. For comparative purposes we have shown the predecessor company’s results for the three and nine months ended March 31, 2005.

Net Sales.  Net sales for the three and nine months ended March 31, 2006 were $10.1 million and $52.8 million, compared to $14.6 million and $79.4 million for the three and nine months ended March 31, 2005. The decline of $4.5 million, or 30.8%, in net sales for the three months ended March 31, 2006 is composed primarily of a decline in direct response sales of our rotisserie ovens by approximately $1.6 million, a decline in direct response sales of our cutlery sector by $2.0 million which decline was partially offset by an increase in direct response sales of our other products, including Popeil’s Pasta Maker, Electric Food Dehydrator, GLH Formula Number 9 Hair System and the Pocket Fisherman, by $0.1 million. This decrease was also offset by increase of $1 million in revenue from list sales and commissions from telemarketers of $0.4 million during the three months ended March 31, 2006 compared to $0.3 in the three months ended March 31, 2005. The percentages of revenue from list sales and commissions from telemarketers were 4.2% and 2.4% for the three months ended March 31, 2006 and 2005, respectively. This decrease in direct response sales was compounded by a decrease in our wholesale sales by $1.0 million. Our wholesale sales decreased for this period due to large returns from our two distributors. The decline of $26.6 million, or 33.4%, in net sales for the nine months ended March 31, 2006 is composed primarily of a decline in direct response sales of our rotisserie ovens by approximately $11.2 million, a decline in direct response sales of our cutlery product line by $21.2 million and a decline in direct response sales of our other products, including Popeil’s Pasta Maker, Electric Food Dehydrator, GLH Formula Number 9 Hair System and the Pocket Fisherman, by approximately $0.1 million. This decrease was offset by increase of $3.1 million in revenue from list sales and commissions from telemarketers of $3.4 million during the nine months ended March 31, 2006 compared to $0.3 in the nine months ended March 31, 2005. The percentages of revenue from list sales and commissions from telemarketers were 6.5% and 0.4% for the nine months ended March 31, 2006 and 2005, respectively. This decrease in direct response sales was offset in part by an increase in our wholesale sales by $2.9 million. Net sales declined primarily due to the fact that our infomercials for our rotisserie and our cutlery lines are more than 2 years old and we have not provided our other products with any significant marketing support during the last several years. Historically our infomercials generate the highest sales in the first six to twelve months then decline as the infomercial loses its freshness.  Our direct response sales declined by approximately 30.9% and 52.5% while our wholesale sales decreased by approximately 37.0% and increased by 16.7% for the three and nine months ended March 31, 2006, respectively. We expect the direct response trend to continue for our rotisserie and cutlery lines but we expect that wholesale sales should increase, as we do not expect substantial additional returns, though the end of our fiscal year.

Gross Profit and Gross Margin.  Gross profit for the three and nine months ended March 31, 2006 was $7.7 million and $36.5 million as compared to $10.3 million and $59.5 million for three and nine months ended March 31, 2005. Our gross margin as a percentage of sales increased from 70.4% to 76.4% for the three months ended March 31, 2005 and 2006, respectively. Our gross margin as a percentage of sales increased compared to the Seller Entities because our sales to wholesalers for the three months ended March 31, 2006 accounted for approximately 17.0% of our sales as compared to the three months ended March 31, 2005 when it accounted for 19% of our net sales, while our direct response sales accounted for 79% of sales for each of the three months ended March 31, 2006 and March 31, 2005. The average gross margin percentage for our wholesale business for the three months ended March 31, 2006 was 57%, compared to 53% for the three months ended March 31, 2005. The average gross margin percentage for our direct response business for the three months ended March 31, 2006 was 79%, compared to 74% for the three months ended March 31, 2005. Additionally we had revenue from list sales and commission from telemarketers with no cost of sales associated, resulting in a gross margin on this revenue of 100%. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margins might not be comparable to other companies in our industry.

The gross margin decreased from 75.0% to 69.2% for the nine months ended March 31, 2005 and 2006 respectively. Our gross margin as a percentage of sales decreased compared to the Seller Entities because our sales to wholesalers for the nine months ended March 31, 2006 accounted for approximately 38.0% of our sales as compared to the nine months ended March 31, 2005 when it accounted for 22% of our net sales while our direct response sales accounted for 56% of sales for the nine months ended March 31, 2006 as compared to 78.0% of sales for the nine months ended March 31, 2005. Although we experienced increased cost savings from manufacturing during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005, these cost savings were offset by discounts that we provided to mass merchants which resulted in the gross margin percentages decreasing. The average gross margin percentage for our direct response business for the nine months ended March 31, 2006 was 77%, compared to 78% for the nine months ended March 31, 2005. The average gross margin percentage for our wholesale business for the nine months ended March 31, 2006 was 54%, compared to 53% for the nine months ended March 31, 2005. The higher gross margin percentages for our direct response business during the nine months ended March 31, 2005 were caused primarily by a backlog of orders for our Showtime Rotisserie product line due to production delays by our outsource manufacturers in the nine months ended March 31, 2005. This in turn meant that a higher percentage of our direct response sales were from our Six Star+ Cutlery product line, which has a higher gross margin overall than our Showtime product line. The higher gross margin percentages for our wholesale business during the nine months ended March 31, 2006 were caused primarily by the increase of wholesale sales directly to retailers. For the nine months ended March 31, 2005 the Seller Entities primarily sold their wholesales products through distributors. Additionally we had revenue from list sales and commissions from telemarketers with no cost of sales associated, resulting in a gross margin on this revenue of 100%. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margins might not be comparable to other companies in our industry.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended March 31, 2006 were $12.1 million and $46.3 million, respectively, compared to $10.7 million and $58.5 million for the three and nine months ended March 31, 2005. This increase of approximately $1.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, or 13.1%, was primarily due to an increase of $1.3 million in professional fees and salaries. The primary reason for the increase in salaries to approximately $1.9 million for the three months ended March 31, 2006 compared to approximately $1.5 million for the three months ended March 31, 2005 was the hiring of four additional executives and five managers to execute management’s long term growth strategy, including the expansion of our retail business, international distribution and the development of new products. The primary reason for the increase in professional fees to approximately $1.1 million for the three months ended March 31, 2006 compared to approximately $0.3 million for the three months ended March 31, 2005 was our compliance with SEC filing requirements and other aspects of the transition from a private company to a public company. We also expensed approximately $0.3 million for deferred compensation related to amortization of stock based compensation awards to our Chief Executive Officer and Chief Financial Officer for the three months ended March 31, 2006. We did not have any deferred compensation related to stock based compensation for the three months ended March 31, 2005. In addition, for the three months ended March 31, 2006 we incurred amortization expense of intangible assets of approximately $1.5 million related to the acquisition of the Ronco business. The increase was partially offset by a $1.0 million reduction in advertising expenses associated with our change in focus from the direct response to wholesale markets. There were also declines in credit card fees and shipping and handling expenses of $0.6 million due to the reduced sales. The increase was also partially offset by a decline of $0.7 million in other operating expenses directly related to the decline in sales.

The decline of approximately $12.2 million for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005, or 20.8%, was primarily due to a $13.9 million reduction in advertising expenses associated with our change in focus from the direct response to wholesale markets, a $0.9 million reduction in commissions from telemarketing companies and a $0.6 million elimination of licensing and royalties fees as a result of our acquisition of the Seller Entities and of all related patents in June 2005. There were also declines in credit card fees and shipping and handling expense of $3.8 million due to the reduced sales. The decline was partially offset by an increase of $3.3 million in professional fees and salaries and related expenses. The primary reason for the increase in salaries and related expenses to approximately $5.6 million for the nine months ended March 31, 2006 compared to approximately $4.4 million for the nine months ended March 31, 2005 was the hiring of four additional executives and five managers to execute management’s long term growth strategy, including the expansion of our retail business, international distribution and the development of new products. The primary reason for the increase in professional fees to approximately $3.4 million for the nine months ended March 31, 2006 compared to approximately $1.3 million for the nine months ended March 31, 2005 was our compliance with SEC filing requirements and other aspects of the transition from a private company to a public company. We also expensed approximately $0.8 million for deferred compensation related to amortization of stock based compensation awards to our Chief Executive Officer and Chief Financial Officer. We did not have any deferred compensation related to stock based compensation for the nine months ended March 31, 2006 other than the amortization of stock based compensation and the option issued to Anthony Brown, a former director, in connection with the early termination of a consulting agreement with a company controlled by him. In addition, for the nine months ended March 31, 2006 we incurred additional amortization expense of intangible assets of approximately $4.6 million related to the acquisition of the Ronco business. Additionally shipping and handling decreased by $2.1 million for the nine months ended March 31,2006 as compared to the nine months ended March 31, 2005 and this was offset by $0.7 million in tooling impairment that was written off in the nine months ended March 31, 2005 where none was written off due the nine months ended March 31, 2006. This decline was increased further by $0.3 million in other operating expenses directly related to the decline in sales.

As a percentage of revenues, selling, general and administrative expenses increased from 73.4% to 116.5% for the three months ended March 31, 2005 and 2006 respectively, and increased from 73.7% to 87.7% for the nine months ended March 31, 2006, respectively. This increase for the nine months was primarily due to a decrease in revenue, an increase in salaries and professional fees and amortization of intangible assets related to the acquisition of the Ronco business, with a reduction in advertising expense and royalty and license fees.

Operating income/loss. Our operating loss for the three and nine months ended March 31, 2006 was $4.3 million and $9.8 million, respectively, compared to a loss of $0.4 million and income of $1.0 million, respectively, for the three and nine months ended March 31, 2005. The increase in our operating loss of approximately $3.9 million, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and approximately $10.8 million, for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 are primarily attributable to lower sales volume in our direct response business.

Net interest expense. Our net interest expense for the three and nine months ended March 31, 2006 declined by approximately $0.7 million and $0.8 million as compared to the three and nine months ended March 31, 2005. This decline was primarily due to us not assuming approximately $39 million of debt that the Seller Entities borrowed from the RMP Family Trust and was outstanding as of March 31, 2005. The interest expense for the three and nine months ended March 31, 2005 is primarily from a seller’s shareholder note related to his loaning the Seller Entities funds to purchase the patents on products that the Seller Entity sold.

Income Tax. Income tax benefit for the three and nine months ended March 31, 2006 was $1.9 million and $4.4 million, respectively. We recognized a tax benefit because we expect to realize net operating losses in the future. For the three and nine months ended March 31, 2005 the predecessor entities did not pay any income taxes as they were pass through entities. For comparative purposes we have estimated the proforma tax expense using an effective rate of 40%.

Net loss. Our net loss for the three and nine months ended March 31, 2006 was $2.8 million and $6.5 million, respectively, compared to a loss of $1.4 million and $0.8 million for the comparable three and nine months ended March 31, 2005, respectively.  The increase in our net loss of approximately $1.4 million for the three months ended March 31, 2006 and $5.7 million for the nine months ended March 31, 2006 is due to the reasons described above, but was partially offset by an income tax benefit of $1.9 million and $4.4 million for the three and nine months ended March 31, 2006, respectively.  Our net loss attributable to common stockholders for the three months ended March 31, 2006 increased by an additional $0.6 million due to our accrual of a dividend on our preferred stock and by an additional $1.5 million due to our accrual of late registration penalties due to our preferred stockholders, which are accounted for as a dividend, that were not paid when due in an effort to conserve cash. Our net loss attributable to common stock holders for the nine months ended March 31, 2006 increased by an additional $1.9 million due to our accrual of a dividend on our preferred stock and $2.5 million due to our accrual of late registration penalties due to our preferred stockholders, which are accounted for as a dividend, that were not paid when due in an effort to conserve cash.

Liquidity and Capital Resources

Historically, the Seller Entities funded operations primarily through cash flow from operations and borrowings from the stockholder of the Seller Entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. Since our acquisition of the Ronco business, we no longer have the ability to borrow from the stockholder of the Seller Entities, so we have had to identify alternative sources of financing. In addition, during the nine months ended March 31, 2006, we increased the volume of wholesale sales whereby we give extended payment terms to our customers, which increased our receivable collection time, and thus increased our liquidity needs. Such liquidity need is likely to increase as our wholesale business continues to grow. Our cost for television media has declined and will continue to do so if our direct response business continues to decline, but this savings and boost to our liquidity will be offset by our need to purchase more inventory to support our wholesale business.

Based on our new strategy and the anticipated growth in our wholesale business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the establishment of a research and development program, whether we upgrade our technology and the amount of inventory required for our expanding wholesale and international business.

The holders of our Series A Convertible Preferred Stock were entitled to receive scheduled October 1, 2005, January 1, 2006, and April 1, 2006 dividend payments totaling approximately $1,875,000. Due to our failure to make these dividend payments and because our registration statement had not yet been declared effective, we lost the option to choose unilaterally to make these dividend payments in additional shares of Series A Convertible Preferred Stock as opposed to cash. In addition, in connection with the private sale of our Series A Convertible Preferred Stock, we agreed to file a registration statement with respect to the common stock into which the Series A Convertible Preferred Stock may be converted and to cause such registration statement to be declared effective on or before October 28, 2005. Because the registration statement was not effective by October 28, 2005, we are obligated to pay a cash penalty of approximately $2.5 million as of March 31, 2006. We are discussing alternatives to paying these dividends and penalties in cash with the holders of the Series A Convertible Preferred Stock, including the possibility of waiving the penalties and paying the dividends with shares of Series A Convertible Preferred Stock. If we are required to make these payments wholly or partially in cash, we may need to make changes in our business strategy, as described below, in order to conserve cash.

As of March 31, 2006, our total working capital was a negative $0.7 million as compared to $8.2 million as of June 30, 2005. Our March 31, 2006 negative working capital included dividends and registration penalties payable totaling $4.4 million. In order to assist in meeting our liquidity needs, we borrowed $1.2 million under a revolving line of credit we entered into on September 21, 2005 and entered into a factoring agreement in October 2005 to fund our working capital needs. We also reached agreements with some of our principal factories who produce our products to extend our payment terms from 30 days to 60 days. Despite these developments, our cash flow from operations, our revolving line of credit (which we paid down to approximately $384,000 in October 2005 which is the maximum availability based on the collateral) and advances under our factoring agreement are not sufficient to meet our current and future working capital needs. As a result, we are seeking additional sources of capital to assure that our working capital needs are met. Specifically, we are seeking a term loan and/or line of credit of between $15 and $20 million. We are in negotiations with several lenders regarding such a facility but have not yet been able to secure a credit facility on acceptable terms.   We have made changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business, delaying the development and marketing of new products, delaying the expansion of our international sales, delaying the development of new infomercials and/or reducing advertising directed toward our direct response business. Even with the implementation of such strategies, our accounts payable are very high and we may not be able to continue operations if we do not obtain some interim or permanent financing by June 15, 2006.

For the nine months ended March 31, 2006, cash provided by operating activities was approximately $0.9 million as compared to cash used of $40.8 million for the nine months ended March 31, 2005. The cash in 2006 was generated from an increase in accounts payable and accrued expenses of approximately $5.1 million, a decline in prepaid assets by $1.6 million and an increase in deferred income by $0.3 million. In addition, we had non-cash items for the following; $4.8 million for depreciation and amortization, $0.9 million for non-cash interest accrued on the Seller Note, bad debt expense of $0.4 million and non-cash compensation of $0.8 million related to the amortization of the officers’ stock compensation. This was partially offset by an increase in our inventory of $1.7 million primarily because we did not meet our sales target for the nine months ended March 31, 2006. In addition our deferred tax asset increased by $4.3 million. Accounts payable rose during the nine months ended March 31, 2006 due to our build up of inventory during the nine months ended March 31, 2006 and as we also paid our accounts payable slower that we did in 2005. Depreciation and amortization increased in 2006 due to the amortization of intangible assets acquired in the connection with our purchase of the Ronco business in June 2005. During the nine months ended March 31, 2006, we did not have to pay license and royalty fees as compared to the nine months ended March 31, 2005 when $37.8 million was paid for the balance owed for license and royalty fees. We acquired the intellectual property as part of our acquisition of the Ronco business and will not incur license and royalty fees in the future related to such intellectual property.

For the nine months ended March 31, 2006, cash provided by investing activities was approximately $0.3 million. We paid approximately $0.2 million to purchase equipment, including software, and used $0.5 million for the purchase of short term investments set aside as a credit card reserve for Wells Fargo Market Services, our credit card processor. In addition we received approximately $1.0 million from the redemption of investments in securities. For the nine months ended March 31, 2005 we used approximately $0.5 million to purchase equipment and had proceeds of approximately $1.0 million for the redemption of investments in securities.

For the nine months ended March 31, 2006, we used approximately $0.9 million for financing activities.  In September we received net proceeds of approximately $1.2 million from a line of credit, which we used for working capital of which we repaid approximately $0.8 million in October leaving a total outstanding at March 31, 2006 of approximately $0.4 million; and $45,000 from a long term loan in September of which we repaid approximately $4,000 through the third quarter leaving a balance of approximately $41,000 as of March 31, 2006, which we used to acquire a vehicle. During the nine months ended March 31, 2006, we also repaid approximately $1.3 million on notes payable to the Seller Entities in connection with our acquisition of the Ronco business. During the nine months ended March 31, 2005, loans from the Seller Entities accounted for $39.2 million, the proceeds of which were used primarily to pay license and royalty fees of $37.8 million.

Acquisition of the Ronco Business

On June 30, 2005, we acquired the Ronco business. In connection with the acquisition, we sold $50.0 million of our Series A Convertible Preferred Stock. The net proceeds from the stock sale were $46.4 million, which is net of $3.6 million in offering costs. We used approximately $40.2 million to pay the cash portion of the purchase price for the Ronco business and $4.7 million to pay transaction costs. We used the remaining proceeds as follows: approximately $0.4 million was used to repay debt due to investors in Ronco Marketing Corporation and approximately $1.1 million was used for working capital.

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

The promissory notes bear simple interest at a rate equal to 9.5% per annum. The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of the applicable products that are shipped within such period. We made principal payments on the notes during the nine months ended March 31, 2006 in the amount of approximately $1,286,000.  We paid approximately $0.5 million less than the amount due under the notes, calculating the amount due on a consistent basis with prior periods, because we are in negotiations with Mr. Popeil to change the payment schedule under the notes to better meet the timing of our cash flow.  Based on management’s estimate of all the applicable products to be shipped, we anticipate that we will make principal payments for the next twelve months in the amount of approximately $3.2 million. As the amount due under the notes is an estimate based on volumes of products shipped, as described above, we have not estimated the amounts that will be owed under the notes for subsequent years. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

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

Revolving Line Of Credit

On September 21, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our corporate investment bonds. The borrowings bear interest at 1% above LIBOR or 1/2% below prime, at the Company's option. The Company was paying a rate of 7.0% at March 31, 2006. There is no prepayment penalty on this revolving line of credit. In October 2005, we repaid $850,000 of the borrowings because $1,000,000 of our corporate investment bonds, which were collateral for the loan, were called. The outstanding balance at March 31, 2006 was $384,000, which is the maximum availability based on the collateral.

Factoring Agreement

On October 25, 2005, the Company, and Prestige Capital Corporation ("Prestige"), entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company with recourse except for payment not received due to insolvency. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of accounts receivable (“Accounts”), Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. There is no maximum rate. In addition, Prestige may require the Company to repay the amount it has advanced to it, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, the Company will not be required to repay the cash advance to Prestige.   As of March 31, 2006, the Company had assigned $0.4 million to Prestige.   The initial term of the Agreement expired on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless either party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term. The Company has given notice not to renew and Prestige has agreed to extend the term on a month to month basis.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement. If the customers do not pay their receivable within 90 days, Prestige has the right to charge back the Company. The Company has accounted for this as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As of March 31, 2006 the Company has outstanding borrowings of approximately $0.3 million under the agreement.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.

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

Accounts Receivable

We utilize the allowance method for accounting for losses from uncollectible accounts. We accrue our estimated product returns and record them as a part of our allowance for doubtful accounts and returns. Under this method, an allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance based on the amount of our accounts receivable, the age of the accounts receivable, known troubled accounts and historical experience regarding the collection of bad debts. We also perform ongoing credit evaluations of our wholesale customers. Prior to our acquisition of the Ronco business, we determined our allowance for doubtful accounts based solely on historical experience regarding collection of bad debts. Our bad debt allowance and our bad debts arise from the direct response business and the wholesale business. The direct response business relates to customers who purchase our products in multiple installments and fail to make all of the required payments. Generally, we write off portions of the allowance against accounts receivable when direct response accounts are more than 180 days old or when we otherwise determine that accounts receivable will not be collected. The wholesale business accounts are written off when management determines that the account will not be collected.

The variation in our allowance for bad debts since 2002 relates to the application of the criteria we apply in establishing this allowance, including changes in our gross accounts receivable and the age of our accounts receivable. Because in the past, over 90% of our allowance related to our direct response business, which represented a very large number of small purchases from individual customers, we were unable to determine the reason for the variation in the amount of past due direct response accounts. The variation in our allowance also exists because of the practice of the Seller Entities of writing off portions of the allowance against accounts receivable less than annually. As a result, for years in which no write-offs occurred, the allowance increased substantially, and then declined substantially when write-offs ultimately were taken. Lastly, there is a variation due to the increase of wholesale sales direct to retailers and discounts and returns associated with those sales.

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

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on the projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that foreign currency fluctuations significantly affected our financial position and results of operations as of and for the nine months ended March 31, 2006.

We do not believe that inflation or changing prices has had a material impact on our net sales, revenues or income from continuing operations for the nine months ended March 31, 2006.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading, speculative or hedging purposes.

Our revolving line of credit with Wells Fargo in the original principal amount of $1,234,000 bears interest at 1% above LIBOR, which was 5.1% at March 31, 2006 or 1/2% below prime, at the Company's option. This facility expires, and all outstanding amounts become due, on September 20, 2006. As of May 12, 2006 the balance of this loan was approximately $384,000 which is the maximum availability based on the collateral.

The fees due under our factoring agreement also vary between 2% and 5.75% depending on whether the account is collected in less than 15 days or in up to 75 days. The rate goes up by 1% every 15 days thereafter and there is no maximum rate. The fees are not tied to interest rates. As of May 2, 2006 we had assigned $1.5 million of our accounts receivable to this factor. Our factoring agreement terminated on May 1, 2006, but the agreement has been extended on a month to month basis. As of May 2, 2006 the balance was approximately $1.1 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were ineffective as of March 31, 2006. In connection with our management’s evaluation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, our Chief Executive Officer and Chief Financial Officer recognized that improvements were necessary in the following areas:

●	maintaining adequate controls over spreadsheets used in our financial reporting process,

●	adequately documenting certain transactions and manual journal entries,

●	adhering to a comprehensive closing calendar, and

●	maintaining adequate oversight of software, both within the Company and from third party providers, for recording accounting information.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation described in Item 4(a) above that occurred during the nine months ended March 31, 2006 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

On April 4, 2006, Palisades Master Fund, LP, a preferred stockholder, filed suit against us for approximately $171,000 and attorneys’ fees in the Southern District of New York alleging breach of contract due to our failure to pay the holders of our Series A Convertible Preferred Stock scheduled October 1, 2005, January 1, 2006 and April 1, 2006 dividend payments totaling approximately $1,875,000 and a cash penalty of approximately $2.5 million because our registration statement was not effective by October 28, 2005. We have accrued all of the past due dividends and registration penalties; however, if the plaintiff prevails, the enforcement of any judgment could result in a material adverse effect on our consolidated financial position, results of operations, and cash flows.

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

We have operated at a loss since we acquired the Ronco business. There can be no assurance when or if we can achieve positive operating profits.

If we are unable to secure additional financing in the next month we may be unable to continue our operations.

As a result of our strategy to increase our wholesale business, we need to purchase more inventory, but we have less available cash because we offer credit terms to wholesale customers. Thus, we require additional working capital. We cannot be certain that additional capital will be available to us at all, or that, if it is available, it will be on terms favorable to us. Any inability to raise additional capital when we require it would seriously harm our business and financial condition. As of March 31, 2006, our total working capital was a negative $0.7 million as compared to $8.2 million as of June 30, 2005. In order to assist in meeting our liquidity needs, we borrowed $1.2 million under a revolving line of credit we entered into on September 21, 2005 and entered into a factoring agreement in October 2005 to fund our working capital needs. We also reached agreements with the principal factories that produce our products to extend our payment terms from 30 days to 60 days. Despite these developments, our cash flow from operations, our revolving line of credit (which we paid down to approximately $384,000 in October 2005 which is the maximum availability based on the collateral) and advances under our factoring agreement are not expected to be sufficient to meet our future working capital needs. Further, as of May 1, 2006, we had paid approximately $500,000 less than the amount due under the promissory notes we issued to the Seller Entities and Ronald M. Popeil in connection with our acquisition of the Ronco business, calculating the amount due on a consistent basis with prior periods. As a result, we are seeking additional sources of capital to assure that our working capital needs are met. Specifically, we are seeking a term loan and/or line of credit of between $15 and $20 million. We are in negotiations with several lenders regarding such a facility but have not yet been able to secure an unsecured credit facility on acceptable terms.   If we are unable to secure a facility by May 31, 2006, we may be unable to continue our operations.

We face risks associated with the use of debt to fund our operations, such as refinancing risk, and if we are unable to satisfy our debt service obligations and default, we could lose significant rights to our products and intellectual property assets, which would harm our business.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay amounts under the promissory notes that we issued in connection with our purchase of the Ronco business. As of May 1, 2006, we paid approximately $500,000 less than the amount due under the promissory notes, calculating the amount due on a consistent basis with prior periods, because we are in negotiations with Mr. Popeil to change the payment schedule under the promissory notes to better meet the timing of our cash flow. A default on these notes by us could cause us to lose significant intellectual property rights, which could have a material adverse effect on our business and results of operations.

We are required to make substantial penalty payments to holders of our Series A Convertible Preferred Stock since our registration statement was not declared effective by the Securities and Exchange Commission on or before October 28, 2005 and such penalty payments could negatively affect our liquidity and cash flow.

In connection with the private sale of our Series A Convertible Preferred Stock, we agreed to file a registration statement with respect to the common stock into which the Series A Convertible Preferred Stock may be converted, and to cause such registration statement to be declared effective on or before October 28, 2005. We initially filed the registration statement on July 29, 2005 to fulfill this obligation. Although we filed the registration statement on a timely basis, because the registration statement was not effective by October 28, 2005, we are obligated to pay a cash penalty (pro rated for periods less than a month) equal to $500,000 (1% of the aggregate offering price of the preferred stock) per month until the registration statement is declared effective. As of May 1, 2006 these penalties were approximately $3.0 million. We are in negotiations with the holders of our Series A Convertible Preferred Stock regarding the payment of the penalty and whether the penalty will be waived or we will pay the penalty in cash or shares. If we are required to make these payments wholly or partially in cash, assuming we can do so out of legally available funds, it may adversely affect our ability to continue in business as a going concern.

We are required to make substantial dividend payments to holders of our Series A Convertible Preferred Stock which could have a material negative impact on our liquidity and cash flow.

The holders of our Series A Convertible Preferred Stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum (equal to 5% of the purchase price of the preferred stock) payable quarterly in arrears in cash or, at our option in shares of Series A Convertible Preferred Stock. We failed to make our scheduled October 1, 2005, January 1, 2006 and April 1, 2006 dividend payments totaling approximately $1,875,000. Due to our failure to make these dividend payments, we lost the option to choose unilaterally to make these dividend payments in additional shares of Series A Convertible Preferred Stock as opposed to cash. We are discussing alternatives to paying these dividends in cash with the holders of the Series A Convertible Preferred Stock, including the possibility of paying the dividends with shares of Series A Convertible Preferred Stock. If we cannot reach agreement with the holders of the Series A Convertible Preferred Stock to allow us to pay the dividends in a form other than cash we will be obligated to pay these amounts in cash. Our inability to choose unilaterally to make these dividend payments in cash or additional shares of Series A Convertible Preferred Stock creates an uncertainty that may have a material adverse effect on our liquidity and cash flow. In addition, if we are required to make these payments wholly or partially in cash, assuming we can do so out of funds legally available therefore, it may adversely affect our ability to continue in business as a going concern.

A determination that Mr. Warshawsky was terminated without cause could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On April 18, 2006, we terminated Evan J. Warshawsky as our Chief Financial Officer and Secretary. We are currently negotiating with Mr. Warshawsky to settle any obligations that we may have under his employment agreement. If we are unable to reach a settlement with him, and it is ultimately determined that Mr. Warshawsky was terminated by uswithout cause under the terms of his employment agreement, we would have to pay Mr. Warshawsky $600,000 and reimburse him for the cost of up to the first twelve months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents are entitled to receive under federal law. In addition, our repurchase option would lapse with respect to 80,032 shares if our common stock held by Mr. Warshawsky. Paying Mr. Warshawsky the full amount of such compensation could have a material adverse effect on our business, financial conditions, results of operations, and cash flows.

Certain of our stockholders have initiated legal action to compel us to make accrued dividend and penalty payments, which could have a material impact on our ability to continue our business.

We failed to pay the holders of our Series A Convertible Preferred Stock scheduled October 1, 2005, January 1, 2006 and April 1, 2006 dividend payments totaling approximately $1,875,000. In addition, because the registration statement of which this prospectus is a part was not effective by October 28, 2005, we are obligated to pay a cash penalty of approximately $3.0 million as of May 1, 2006. Because we have failed to make these dividend and penalty payments on a timely basis, certain of our stockholders have demanded that we make these payments and initiated legal action to compel us to make these payments and to rescind their purchase of our Series A Convertible Preferred Stock. For example, on April 4, 2006 one investor filed suit against us alleging breach of contract due to our failure to pay the aforementioned dividends and penalties. If stockholders were to prevail in any legal action initiated against us, there could be a material negative impact on our liquidity and cash flow and it may adversely affect our ability to continue our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

The holders of our Series A Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of $0.1885 per share per annum (equivalent to 5% of the original purchase price) payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, commencing on October 1, 2005. We failed to make our scheduled October 1, 2005, January 1, 2006, and April 1, 2006 dividend payments. We are negotiating with the holders of our Series A Convertible Preferred Stock to issue additional Series A Convertible Preferred Stock in satisfaction of the October 1, 2005, January 1, 2006 and April 1, 2006 dividend payments.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-Q  to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Chatsworth, in the State of California, on May 15, 2006.

RONCO CORPORATION.

Date: May 15, 2006	By:	/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr.
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Paul M. Kabashima
Paul M. Kabashima
Chief Financial Officer