Form 10-K
period 2006-06-30
RONCO CORP
filed 2006-10-13
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-27471

RONCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1148206
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

61 Moreland Road, Simi Valley, California 93065
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (805) 433-1030

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐          No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer  ☐             Accelerated Filer  ☐              Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,654,210.

At September 30, 2006, the issuer had 2,591,605 shares of common stock, par value $.00001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

RONCO CORPORATION
INDEX TO FORM 10-K

PART I		Page

Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer purchases of Equity Securities	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
	Reports of Independent Registered Public Accounting Firm	F-2 - F-4
	Consolidated Balance Sheet	F-5
	Consolidated and Combined Statements of Operations	F-6
	Consolidated and Combined Statements of Cash Flows	F-8
	Consolidated and Combined Statement of Stockholders’ and Members Equity (Deficiency)	F-7
	Notes to Consolidated and Combined Financial Statements	F-10 - F-24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B	Other Information	44

PART III

Item 10.	Directors and Executive Officers of the Registrant	45
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accountant Fees and Services	59

PART IV

Item 15.	Exhibits and Financial Statement Schedules	59

PART I

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	seasonal patterns affecting consumer spending, primarily related to the Christmas holiday season as well as other gift-centric holidays;

•	other seasonal patterns affecting the performance of television media, primarily weather;

•	availability of raw materials and manufacturing capacity, which may limit the ability to get our products manufactured;

•	the relative availability of attractive media time within a given period for us to promote our products;

•	changes in interest rates, which may impact certain customers' decisions to make purchases through credit cards;

•	the impact of general economic conditions;

•	the introduction of new product offerings; and

•	the introduction of new infomercials for existing products.; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Item 1.	Business.

Corporate Overview

We are a developer, marketer and distributor of consumer products for the kitchen and home branded under the “Ronco” and “Popeil” names. Our products are primarily sold through direct response television marketing by broadcasting 30-minute long advertisements commonly referred to as “infomercials.” Ronald M. Popeil, our principal consultant and founder of our operating business, started selling products under the Ronco brand over forty years ago. Over the last six years, Ronco branded products have been sold to over five million customers.

We were incorporated under the name Fi-Tek VII, Inc. under the laws of the State of Delaware on July 12, 1990. Before June 30, 2005, we were a “blank check” company. During this time, we engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. The address of our principal executive offices is 61 Moreland Road, Simi Valley, California 93065 and our telephone number is (805) 433-1030.

In June 2005, we (at the time operating under the name Fi-Tek VII, Inc.) completed a series of related transactions including the merger of our wholly-owned subsidiary, Ronco Acquisition Corporation, with and into Ronco Marketing Corporation and the acquisition of assets comprising the Ronco business from Ronco Inventions, LLC, Popeil Inventions, Inc., and RP Productions, Inc., which we refer to collectively as the predecessor entities, and Mr. Popeil. On June 30, 2005, in connection with these transactions, we changed our name to Ronco Corporation.

The following table summarizes these transactions and our corporate structure:

Our Products

We operate in a single operating segment which designs, sources, markets and distributes our products. We currently offer two product categories: kitchen products and household products. The majority of our products were developed by Mr. Popeil, and we acquired the intellectual property rights underlying those product lines through our acquisition of assets from the predecessor entities and Mr. Popeil. All of our products carry the Ronco or Popeil brand names.

Kitchen Products

We manufacture or source, market and distribute innovative, affordable and highly functional products for use in kitchens. Our products include the following:

•	Showtime™ Rotisserie & BBQ

•	Electric Food Dehydrator

•	Six Star+™ Cutlery Set

•	Popeil's Pasta Maker

•	Solid Flavor Injector

We have also, over the last year, reintroduced products previously sold by the Predecessor Entities, including the Chop-O-Matic, Bagel Slicer, Dial-O-Matic and Inside the Shell Egg Scrambler.

Our most prominent and successful product line today is our family of Showtime™ Rotisserie & BBQ electric rotisserie ovens and accessories. We offer several models of Showtime™ ovens including the standard unit, the compact unit and the professional unit. In addition, we sell a variety of accessories which complement this appliance, including cookbooks, food products, flavor injectors, gloves, racks, and self-turning kebab rods. Historically, our Showtime™ rotisserie products have had very low return rates, averaging 3% of units sold. Since the 1998 launch of this product family, over $760 million in Showtime™-related products have been sold. The majority of the sales originated from direct response television marketing.

Another of our prominent product lines is the family of Six Star+™ Cutlery Sets of knives for use in residential kitchens. We offer a range of accessories that complement our Six Star+™ Cutlery Sets, including flatware, knife sharpeners, scissors and wooden blocks. Since this product family's introduction in November 2003, over 650,000 Six Star+™ Cutlery Sets have been sold with a return rate of less than 3%.

Since 2002, the Showtime™ family of products and the Six Star+™ cutlery family of products have accounted for in excess of 94% of our revenues.

Household Products

We also manufacture or source, market and distribute the Pocket Fisherman and GLH Formula Number 9 Hair System. The Pocket Fisherman is being maintained because it is a classic and instantly identified with the Ronco brand. GLH has a very loyal following and we believe that it will offer licensing opportunities in the future.

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

Direct response marketing allows marketers to develop, test, implement, measure and modify their marketing programs. The advertiser can monitor exactly how much business is derived from each station, each commercial flight and each creative effort. Direct response television has succeeded as a medium in part because the format allows potential purchasers to see products actually in use. Direct response television combines the power of television with the precision of direct marketing. Top direct response television product categories have historically included fitness equipment, housewares, beauty products, healthcare and diet products, and coins and collectibles.

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

Direct Response Television (Infomercials)

We market our products direct to consumers through thirty-minute infomercials, which allow potential customers to see demonstrations and hear testimonials of our products. Since 2002, in excess of 77% of our gross product sales have been generated through direct response television marketing. Our infomercials provide viewers with the opportunity to purchase our products by calling a toll-free phone number provided during the infomercial. Of the 210 broadcast markets in the U.S., we primarily focus on the top 90 markets for infomercials, airing on as many as 4 to 8 stations in each market. We ensure the highest profitability from the broadcast of our infomercials by closely monitoring media costs per order and encouraging telemarketers to suggest additional products to all customers who call the toll-free number. Most of our infomercials air between Friday evening and Saturday afternoon to ensure the maximum viewership.

We produce our own infomercials, and purchase television media through our internal media group, that does business as Castle Advertising, we purchase broadcast and cable time to reach consumers. Castle Advertising employs several highly trained media buyers who purchase media on our behalf at pricing that we believe is significantly below that which would be obtainable through the use of a third-party media buying agency. In contrast, other infomercial companies will typically have a modest staff of in-house buyers and outsource most of their media buying activities to third-party agencies. We believe this competitive practice provides us a distinct competitive advantage.

Castle Advertising functions as an independent agency and receives agency commissions from media outlets, thereby reducing our net media costs. Media expenditures are highly volatile and depend on many factors, including type of television station, short or long-form infomercial, time slots for our target audience, rating and size of audience delivered, seasonal influences on available media inventory, general market trends, and negotiation of packaged deals.

We also intend to supplement our direct response television distribution channel by continuing to develop and expand sales through our customer service department and our third party outbound telemarketers.

Wholesale and Retail Distributions

In addition to television marketing, we sell our products through selected traditional retailers. These wholesale arrangements are made through agents and distributors and directly to large retail chains. During the period from 2002 through June 30, 2005, sales through wholesale and retails distribution channels accounted for approximately 19% to 26% of our gross product sales. In the fiscal year ended June 30, 2006, sales through wholesale and retail distribution channels accounted for 38% of our gross product sales.

We plan to expand our retail distribution network by entering into direct distribution agreements with key national retailers of household and home improvement products. We are currently in discussions with a number of mass merchants, department stores and large retail chains in an effort to achieve wider retail distribution of our products nationwide. In September 2005, we began shipping our rotisserie ovens to Wal-Mart Stores, Inc. and have successfully secured a repeat of this program that shipped in September 2006.

Online Commerce

We sell direct to consumers through our website, www.ronco.com. Historically our website has primarily been used by viewers of our television infomercial as an alternate means of purchase and by existing customers to buy additional products and accessories. We plan to redesign the website to accommodate higher traffic counts and to support more robust features such as product up-sells (the recommendation of higher-priced versions of products) and cross-sells (the recommendation of related or complementary products), product recommendations, automated customer service, product demonstrations, customer affinity programs and branding. We expect that our website redesign will increase our ability to sell online, and will position our site for search engine optimization. Historically, online sales has represented approximately between 6 and 10% of our gross product sales.

New Product Strategy

We have historically focused a substantial portion of our creative, managerial and capital resources within a given period on a single product and have not diversified our business. Until the November 2003 launch of the Six Star+™ Cutlery Set, a launch which overlapped with the marketing of our Showtime™ Rotisserie line, Mr. Popeil had not simultaneously invested in and featured more than one major product line in a long-form infomercial at the same time. In addition, our historical product development efforts have relied solely on the inventions of Mr. Popeil, which could constrain our ability to respond to market opportunities on a timely basis or with forward-thinking product ideas. We intend to diversify our sources of product development and our emphasis on a given product category. We also intend to pursue a new product strategy by which we will:

Work Closely with Mr. Popeil to Create New Products that Leverage our Historical Competencies In Product Development and Marketing

As an inventor, Mr. Popeil has conceived of, developed and produced a succession of unique and highly-functional products that have been well-suited to infomercial marketing, which feature thorough product demonstrations, discussions of a product's virtues and user testimonials. As a model, the sales of our Showtime™ product family demonstrates the effectiveness of infomercials as a marketing medium and the value that we can create through innovative product design. On June 30, 2005, we entered into a new product development agreement with Mr. Popeil which provides that we will have an exclusive relationship with Mr. Popeil with respect to new product inventions for the next two years.

Add Complementary Products to our Existing Primary Product Lines

We plan to introduce product line extensions to our major product families in the future, including the Showtime™ Rotisserie and the Food Dehydrator, to take advantage of their imbedded customer bases and our cumulative media investment in building each sub-brand. In addition, most of our products have not been “versioned.” We believe this type of product differentiation will result in extended product life and allow us to increase our market share and retail shelf space for our products.

Introduce New Ronco-branded Product Lines that Innovate through Packaging and Pricing

We believe the success experienced thus far with the Six Star+™ Cutlery Set product line serves as a demonstration of the value that the Ronco brand can bring to the marketing of less unique items. Our cutlery product line takes advantage of the large market in cutlery sold through direct response television. While we own no intellectual property with respect to this product line, we have created a strong market position for our product offering through the value proposition (24 knives for $39.95), the Ronco brand, and our infomercial marketing and sourcing expertise. We intend to continue to selectively leverage our brand and market position to introduce and sell non-proprietary products.

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

Expand Retail Distribution

We believe there is a substantially untapped opportunity to market our products through traditional retailers. To date, over five million Showtime™ Rotisserie & BBQ units have been sold. Approximately three million of those units were sold through direct response television channels and two million through retailers. This represents a ratio of less than one retail unit sale for each one direct response television sale. Therefore, a core component of our strategy to increase revenue is to expand retail distribution of our products by entering into direct distribution agreements with key national retailers of household and home improvement products. We are also re-focusing our existing wholesale distribution relationships to target selected smaller or regional retail chains while we develop direct relationships with the larger retailers, in an effort to improve our gross margins. As part of this strategy, we have selectively re-introduced certain of our existing products into retail distribution.

Market Directly to the U.S. Hispanic Population

We believe the Hispanic population within the U.S. represents a growing and attractive market for our products. According to a December 2004 Conference Board study, Hispanic-American households will sharply increase both their numbers and spending power over the next 10 years. By 2010, Hispanic households are expected to reach approximately 13.5 million, up from less than 6 million in 1990, the report finds. According to the Conference Board, in 2010 the Hispanic market will represent $670 billion in personal income, however, the domestic Spanish language television market is still largely untapped by the direct response industry. Historically, we approached this market opportunity by re-producing certain content from our library of infomercials with Spanish dubbing. We do not believe that these efforts are the most effective method of addressing this marketing opportunity. We believe the market opportunity requires a more comprehensive strategy and investment. We plan to increase our domestic Spanish language media exposure through the production of a new infomercial, produced entirely in Spanish, with a Hispanic host and appropriate recipes. Beginning in July, 2006, we initiated efforts to market our products to retailers who sell in the Hispanic markets.

Enhance Our Online Commerce Capabilities

While sales through our e-commerce distribution channel have grown substantially, we believe our current website lacks many commonly-available e-commerce features that would improve the customer experience and increase our sales. In order to address this untapped opportunity, we plan to make a number of modifications and enhancements to our existing website operations. The enhancements and improvements that were completed include improving our technology infrastructure to accommodate higher traffic counts and simultaneous transaction processes. We are continuing to increasing online features to enable product up-sells, product recommendations, automated customer service, product demonstrations, customer affinity programs and overall branding. We are also providing higher quality online streaming of past and future infomercials and adding content that will draw potential customers to our site for repeat visits and for longer durations, including online newsletters, sweepstakes and promotions, and an expanded our recipe section featuring celebrity chef recipes and automated affiliate links. We expect to complete these enhancements within the next twelve months.

Expand International Distribution

We sell a nominal amount of product in international markets. In addition, the Showtime™ product is marketed in Canada either through television/telemarketing (via Northern U.S. television stations) and The Shopping Channel or through retail outlets. We believe that our international market opportunity is vastly untapped and that the emergence of additional television shopping channels in Western Europe, Latin America and Asia present additional market opportunities. Beginning in February 2006, we began targeting these markets for export; this program includes both multi-national import/export companies, as well as individual in-country importers. We have signed an agreement with Interglobal International Ltd. to act as our distributor in this endeavor.

Leverage our Customer Database for Relational Marketing Programs

We maintain a database of over four million customers while adding many thousands of new customers each month, which is a valuable asset for current and future sales. To date, we have not exploited the potential value of this asset. We currently generate revenues through mining our customer lists and occasionally renting our list to third parties for a fee. Among the tools we are currently testing or developing are outbound telemarketing programs, catalogs, direct mail offers, and email.

Manufacturing

We currently outsource manufacturing of our products, primarily to China. We have been sourcing Six Star+™ Cutlery and related products in China since November 2003. Delivery of Showtime™ Rotisseries from China began in September 2004. Our manufacturing was sourced in Korea prior to China. Our Chinese sourcing partner will assist us going forward with product development, product line extensions, quality control, and ongoing review of manufacturing and distribution. We will continue to re-engineer many of our business processes over the next several years and expect that we will further enhance our profitability as a result. We believe that our profitability will be increased by developing new products that increases sales while maintaining our historic gross profits.

We enjoy the protection of sixteen patents covering the design and manufacture of the Showtime™ Rotisserie & BBQ, and own the tooling and dies currently used by our manufacturers and their sub-contractors for production. Manufacturing of the Showtime™ product line is streamlined. Since the primary differentiation among all three Showtime™ units is width, common parts, including side panels, motor, gear assemblies, and electrical wiring are utilized. This allows for extremely efficient production and allocation among suppliers. There is a six to eight week production cycle from issuance of a purchase order to the arrival of the product at port in Los Angeles. This quick turnaround enables us to maintain relatively low levels of inventories and allows for efficient production.

Fulfillment and Customer Service

We utilize telemarketing service bureaus to handle most of the inbound traffic generated by potential customers who are calling one of the toll-free phone numbers provided within our infomercials. Each show has a unique toll-free phone number, enabling us to gather important data for determining the profitability of individual shows and products and the efficacy of our media buying. We have also implemented the use of unique internet URL addresses to track the traffic increase from our media to internet sales.

Potential customers call into a toll-free number, received by our telemarketing partners. Our telemarketing vendors route a customer's order, via order-fulfillment software, for approval. We use third-party vendors to process customer payments.

When an order is placed and the original method of payment is declined, our customer service department contacts the potential customer to obtain an alternate method of payment.  It is our experience that approximately 75% of such orders are recovered. We operate an in-house 80 seat customer contact center and utilize strategic partnerships with off-site vendors for customer service support during our peak volume periods.  We also operate a 30-seat data entry center, which handles our written correspondence, product warranties, returns, collections and quality assurance for all aspects of our call center operations.  Together, these departments generate sales revenues from inbound customer service inquiries, as well as outbound campaigns to existing customers. This customer contact center not only handles basic customer service inquiries, but also has instituted a number of successful inbound and outbound telemarketing programs that are currently generating significant revenues at attractive margins.

All approved orders are routed to a fulfillment house, which remits shipping status notifications back to us through our order-fulfillment software. The majority of our physical inventory is warehoused by our fulfillment partners.

Arrangements with Ronald M. Popeil

Although Mr. Popeil has not assumed day-to-day operational duties or executive responsibilities with us, he is continuing to be involved in our business as a consultant. We believe it is in our best interests and our stockholders' best interests to maintain a close working and financial relationship with Mr. Popeil. Accordingly, we have entered into several agreements with Mr. Popeil including a consulting services agreement, a trademark co-existence agreement and a new product development agreement. We have also entered into an agreement with Mr. Popeil pursuant to which we will pay Mr. Popeil a percentage of the gross profits generated from the sale of our products, which occur as a result of his ongoing personal appearances on QVC or other television or online shopping venues.

Consulting Agreement with Ronald M. Popeil

On June 30, 2005, we entered into a consulting services agreement with Ronald M. Popeil for an initial term of three years. During the term of the agreement, Mr. Popeil will not enter into any consulting services, advisory services or employment agreement, nor directly provide consulting or advisory services to any entity or person that is in direct competition with our business or in violation of the new product development agreement, as described below. Pursuant to the consulting agreement, Mr. Popeil may, among other things, consult on the development of new products acquired by us pursuant to the new product development agreement. Mr. Popeil will also make the following personal appearances (each of which will be performed at Mr. Popeil's sole discretion, unless otherwise noted):

•	Speak as our chief spokesperson for non-financial matters in all forms of media (not otherwise covered below);

•	Promote our image by making up to six appearances per year on nationally broadcast television programs, if invited or booked by us;

•	Make personal appearances for leading national retailers;

•	Participate in the mandatory production of up to three long-form infomercials per year for the direct response television marketing of our products, if we choose to produce them; and

•	Attend and participate in the Gourmet Show and Housewares Show (at our discretion).

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

Mr. Popeil will be eligible to receive stock options under the stock incentive plan that we intend to implement during our next fiscal year, based on his contribution to our growth, as determined by our board of directors in its sole discretion. We will also provide customary indemnification to Mr. Popeil with respect to our products, appearances and other items.

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

Mr. Popeil will have creative control over all new consumer products created by Mr. Popeil and sold to us under the new product development agreement, and control over all packaging, advertising, naming and promotion, including, without limitation, creative control over all stages of new product conception, creation, design, development and completion. Mr. Popeil has no obligation under the terms of this agreement to develop new products. Mr. Popeil will have the right to terminate the agreement if we breach any provision of the new product development agreement, the asset purchase agreement, the trademark co-existence agreement or the consulting agreement with Mr. Popeil, if the breach is not cured to Mr. Popeil's reasonable satisfaction within fifteen days of such breach.

Sources of Supply

We maintain supply contracts with third party suppliers, located primarily in Asia, which include standard terms for production and delivery. Specific production amounts are ordered by separate purchase orders. We believe that we maintain good business relationships with our overseas manufacturers, although these relationships were strained due to our cash shortfall and our payments for products purchased exceeded our agreed upon terms.

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

Competition

The direct response television marketing industry includes numerous companies that market their products on television through infomercials. Competition among direct response companies is largely based on: (i) ability to place infomercials into television time slots that yield the highest viewership and customer generation for a particular product; (ii) ability to purchase air time at competitive prices, create brand awareness, and generate sales profitably; and (iii) product quality, reputation and pricing. In the U.S., we compete with several other companies and products in the direct response industry, including GT Brands, Telebrands, Idea Village, Guthy-Renker, Tilia (a division of Jarden, Inc.), and Sylmark. We believe, however, that we have a definite advantage due to the strength of our brand and the consistent quality of our products.

We believe that manufacturers of small kitchen appliances, such as Cuisinart, Kitchen Aid, Oster, and DeLonghi, are not comparable competition because these products are mostly commoditized and are not characterized by unique, patented systems and designs. Currently, we believe there are very few competitive brands that market appliances equivalent to our proprietary models (such as the rotisserie and food dehydrator) in price, uniqueness or quality. We also compete with various manufacturers of kitchen knives and flatware, sold both through direct-to-consumer and retail channels. We believe that our Six Star+™ line of products favorably competes on quality and durability at very attractive price points. In addition, some mainstream manufacturers, such as Panasonic, Salton, Sharper Image, and Nautilus, have turned to direct response television to create self-liquidating brand value.

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

Government Regulations

We are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Foreign compliance regulations vary by country and because of these various certifications we have encountered a very lengthy approval process for marketing and selling products in the European Union (EU). This process has delayed shipments to our international distributor. We have completed the necessary electric and RoHS (a directive that bans the placing on the EU market of the new electrical and electronic equipment containing high levels of lead and other contaminants) certifications for the United Kingdom, which should enable us to expand our sales into this international market during the third and fourth quarters of fiscal 2007.  Our small electric appliance products sold in the United States are listed by Underwriters Laboratory, Inc., which we refer to as UL, and similar products sold in other countries are listed with local organizations similar to UL, if required.

Employees

We currently have approximately 117 employees, including executive, management, warehouse, customer service, media buyers and maintenance personnel. None of our employees are members of a labor union. We believe that we have good relations with our employees.

Item 1A. Risk Factors.

Cautionary Statements and Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

Risks Related to our Business

We have a history of operating losses and we may be unable to achieve or maintain profitability.

Ronald M. Popeil has been selling products under the Ronco brand name since the early 1960s. The predecessor entities have been operating since 1991 under various brands and entities. These entities have recorded operating losses during various periods in their operating history. During this year, we continued to experience these losses as the revenue from the direct response sales decreased and had greater media expenditures on a per order basis. It is our expectation that we can achieve positive operating profits under our current business plan as we have recently seen an increase in our direct response sales and the decrease in the media expenditures on a per order basis. There can be no assurance, however, that we will achieve or maintain our profitability targets.

There can be no assurance that we will be ability to continue as a going concern

Our substantial historical operating losses, limited revenues, negative working capital and our capital needs raise substantial doubt about our ability to continue as a going concern. We can provide no assurances that cash generated from operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern. If we are unable to obtain adequate funding or sufficiently increase revenues from the sale of our products to satisfy our working capital requirements, we could be required to significantly curtail or even shutdown our operations.

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

We face risks associated with the use of debt to fund our operations, such as refinancing risk. We currently may have incidents of default of our debt obligations under multiple arrangements with lenders, as a result of which we could lose significant rights to our products and intellectual property assets, which would harm our business.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay amounts under the promissory notes that we issued in connection with our purchase of the Ronco business. We also may be unable to satisfy our debt obligations under other arrangements with lenders, including our obligations to Sanders Morris Harris and other lenders under the $1.5 million loan transaction completed in June 2006, our obligations under our factoring agreement and our obligations under our new $4.0 million credit facility with Crossroads Capital that we closed on October 6, 2006.

We may have defaulted under certain of our obligations with these lenders. Under the terms of our loan agreement with Sanders Morris Harris and other lenders that we closed in June 2006, we agreed to retain Richard F. Allen, Sr. as our Chief Executive Officer. On August 9, 2006, we terminated Richard F. Allen, Sr. as President and Chief Executive Officer of our company, at which point we were technically not in compliance with our obligations under the loan agreement; also have not made certain payments under the promissory notes issued in connection with the purchase of our Ronco business, including promissory notes issued to Mr. Popeil, which could result in an event of default under these notes.

Our agreements with lenders provide that the interest rate on the notes will increase upon occurrence of default to which we have been notified in writing that is not cured in the time specified in the agreements. These agreements also provide that any unpaid principal and interest will become immediately due and payable. Accordingly, our default of obligations under these agreements will significantly increase our cash flow needs and cause us to incur substantial damages, all of which could harm our business. In addition, the promissory notes issued to Mr. Popeil provide that we could lose significant intellectual property rights if we default on our obligations under these notes. The loss of these intellectual property rights could have a material adverse effect on our business and results of operations.

Due to changes that occurred in our financing and licensing arrangements, and other changes that occurred in connection with our acquisition of the Ronco business, the financial statements of the predecessor entities may not be a good indicator of our future performance.

In connection with our acquisition of the Ronco business, we modified certain of the predecessor entities' business arrangements and did not assume certain of their liabilities. For instance, we purchased the patents that the predecessor entities licensed and terminated product development and license fees. We also did not assume approximately $39.2 million of related party loans to the predecessor entities. Although we will not have the expenses associated with these liabilities, we will incur the substantial costs associated with being a public company, pay income taxes (the predecessor entities did not pay taxes at the corporate level) and have to establish financing facilities since we will no longer be able to rely on Mr. Popeil to make loans to us, as needed. We cannot yet determine the amounts of these additional costs. As a result of these changes, our historical financial statements may not be a good indicator of our future performance.

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

In addition, direct response television sales from a particular long form infomercial decline as the infomercial ages. Therefore, our revenues from direct response television sales depend, in part, on the continued periodic airing of our existing infomercials and the development, production and broadcast of new and updated infomercials. Under the terms of our consulting agreement with Ronald M. Popeil, Mr. Popeil is obligated to appear in three long form infomercials per year for our products, if we choose to produce them. Mr. Popeil's consulting agreement has a term of three years beginning June 30, 2005. If we are unable to produce or broadcast new and updated infomercials, or broadcast existing infomercials, for our products in a timely manner, our revenues from direct television sales could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are based, to a certain extent, on the successful integration of certain supply chain and operating technologies. Our inability or our vendors' inability to integrate these technologies may negatively impact our customer order process, and the fulfillment and delivery of our products, which could harm our business and operating results.

Some of our operating activities are outsourced to various vendors and service providers. These operating activities include taking customer orders, product manufacturing, product fulfillment and product delivery. We rely on certain hardware and software systems, provided by third-party vendors, to perform vital functions and processes with respect to our operations. Various supply chain and operating technologies have been used to implement these functions and processes. Our inability, or our vendors' inability, to operate and integrate these technologies properly may negatively impact our product supply chain and may harm our business and operating results.

The loss of any of our major wholesale distributors could reduce our sales and substantially harm our business.

Since 2003, sales from our wholesale business distributors accounted for between 11% and 16.4% of our gross product sales annually, in the aggregate. Since 2003, we have used M. Block & Sons and Englewood Marketing Group as our two wholesale distributors to purchase and distribute our products through retail channels. M. Block & Sons accounted for approximately 7.3% and 6.8%, and Englewood Marketing Group accounted for approximately 9.1% and 7.9%, of our net sales for the years ended June 30, 2006 and June 30, 2005, respectively. As a result, our wholesale revenues have been highly concentrated. Our wholesale revenues could decline if either one of these distributors experience financial distress that interfere with its ability to purchase our products, or under perform relative to our expectations. A core component of our strategy is to expand our retail distribution by entering into direct distribution agreements with key national retailers of household and home improvement products. In September 2005, we began shipping our Showtime™ Rotisserie ovens to Wal-Mart. We also plan to re-focus our existing wholesale distribution relationships to target selected smaller or regional retail chains. There can be no assurance that we will be able to establish direct relationships with other retail chains or that we will be able to increase the number of wholesale distributors that sell our products and decrease our reliance on these two distributors.

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

Our future success depends, in part, on the continued service of Ronco's founder and chief inventor, Ronald M. Popeil. Mr. Popeil's name and identity are closely linked to the brand identity of Ronco Corporation. Additionally, Mr. Popeil has been essential to defining the predecessor entities' brand and marketing strategies and product developments. We have entered into an exclusive consulting agreement with Mr. Popeil for an initial term of three years, under which Mr. Popeil will continue to provide us with his expertise and services with respect to new products, marketing and other aspects of our operations. This agreement also contains a provision prohibiting Mr. Popeil from competing with us. We have also entered into several other agreements with Mr. Popeil to encourage his ongoing interest in our growth and financial prospects. The loss of Mr. Popeil's services for any reason would have an adverse effect on our business.

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

To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss, litigation, governmental actions and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. These claims could result in substantial costs and a diversion of our management's attention and resources.

We may not be able to attract, retain or integrate key personnel, which may prevent us from successfully operating our business.

 We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our financial results.

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

As of June 30, 2006, Ronco Corporation had material weakness in its internal controls, and its internal controls over financial reporting were not effective as of that date. If Ronco Corporation fails to maintain an effective system of internal controls, it may not be able to provide timely and accurate financial statements.

As more fully described in Item 9A, the Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of management’s assessment, management has concluded that, as of June 30, 2006, Ronco Corporation did not maintain effective internal controls over financial reporting.

The Public Company Accounting Oversight Board has defined a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

We have identified control deficiencies in our internal control over financial reporting, and we are implementing new or revised controls to address these matters. The steps we have taken and are taking to address the material weaknesses may not be effective, however. Any failure to effectively address control deficiencies or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under SEC rules and our various debt arrangements. Any failure to remediate the material weakness or significant deficiencies identified in our evaluation of our internal controls could preclude our management from determining our internal control over financial reporting is effective or, otherwise, from issuing in a timely manner its management report in the future.

We do not expect to pay cash dividends on our common stock.

We presently do not expect to pay dividends on our common stock in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The holders of our Series A Convertible Preferred Stock are entitled to receive, out of funds legally available therefore, cumulative dividends at a rate equal to $0.1885 per annum, per share, which is equivalent to 5% of the Series A Convertible Preferred Stock's original issue price, in cash or at our option in additional shares of the Series A Convertible Preferred Stock. Any accrued dividends on the Series A Convertible Preferred Stock must be paid in full before we can pay a dividend on our common stock. Because we do not plan to pay dividends on our common stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

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

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be severely limited.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

•	must make a special written suitability determination for the purchaser;

•	receive the purchaser's written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser's legal remedies; and

•
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

Our directors and our 5% or greater stockholders own a large percentage of us, and they could make business decisions with which you disagree that will affect the value of your investment.

Our directors and our 5% or greater stockholders beneficially own approximately 95% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. See “Security Ownership of Officers, Directors and Principal Stockholders.” These stockholders will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us, which could cause our stock price to decline.

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

Provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. For example, our certificate of incorporation allows our board of directors to issue preferred stock with designations and rights that the board of directors may determine in its sole discretion. Our board of directors may be able to use this authority in a manner that could delay, defer or prevent a change in control. Additional provisions that could discourage unsolicited proposals to acquire us include:

•	vacancies as a result of a director's resignation may be filled by our board of directors; and

•	restrictions on our ability to cause the conversion of shares of Series A Convertible Preferred Stock into shares of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 61 Moreland Road, Simi Valley, CA 93065 where we lease office space and a storage facility consisting of approximately 81,646 square feet. This facility serves as our principal administrative offices, customer service center and media-buying offices. Our current lease expires April 30, 2016. We anticipate that we will be able to extend the lease on terms satisfactory to us and believe that our existing facilities are well maintained and in good operating condition.

We do not own or lease any additional space.

Item 3.	Legal Proceedings.

On April 3, 2006, Palisades Master Fund, L.P. (“Palisades”), a holder of our Series A Convertible Preferred Stock, filed a lawsuit against us in the United States District Court for the Southern District of New York, claiming breach of contract based on our failure to have a registration statement declared effective by October 28, 2005 for the sale of Palisades’ shares of our common stock and failure to pay dividends and penalties to Palisades.  On September 29, 2006, Palisades filed an Amended Complaint, claiming that Palisades also incurred damages due to Ronco's alleged failure to timely issue documents that would allow Palisades the ability to sell its common stock pursuant to Rule 144.  Palisades claims that Ronco's alleged conduct was in breach of the Certificate of Designation.

On May 22, 2006, Evan J. Warshawsky, our former Chief Financial Officer filed a lawsuit in Los Angeles County Superior Court against the Company seeking damages in excess of $600,000 in connection with his termination. The complaint alleges causes of action for breach of employment agreement, declaratory relief and wrongful termination in violation of public policy. The lawsuit was stayed pending resolution of the arbitration. The parties have not begun arbitration proceedings.

On June 22, 2006, we received a demand letter from Mr. Paul F. Wallace, a stockholder, seeking prompt payment of $41,285 plus interest from us as partial liquidated damages for our failure to have a registration statement declared effective by October 28, 2005 for the sale of Wallace’s shares of stock.  The demand letter also seeks a monthly payment of $5,027 as partial liquidated damages until such registration statement is declared effective.  The demand letter was updated on August 21, 2006 to increase the amount owed to $50, 296.

On August 30, 2006, we received a letter from counsel to Human Electronics (a vendor to the Company) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped to us.  Human Electronics asserts that the invoices totaled $2,058,871 and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due.  Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days.  We responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of our assets (consisting of tooling, some inventory and parts) in Human Electronics' possession.  We offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics.  On October 5, 2006, Human Electronics filed a complaint in California Superior Court for the County of Los Angeles, Central District (case number BC359815). We have not yet been served with the complaint. The complaint alleges, among other things, that we breached our contract with Human Electronics and that we defrauded Human Electronics by knowingly making false assertions and representations. The complaint also alleges that we became indebted to Human Electronics for goods and services delivered to us and seeks damages in the amount of at least $488,549 plus interest and attorneys’ fees.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is traded on the OTC Bulletin Board® under the symbol “RNCP.OB.” Before July 1, 2005, our common stock traded under the symbol “FTYK.OB.” The following table sets forth, for the calendar quarters indicated, the high and low bid prices per share of common stock, as reported on the OTC Bulletin Board®. The information has been adjusted to reflect a 1 for 89 reverse stock split of our common stock which took effect on June 30, 2005 in connection with our acquisition of the Ronco business. Accordingly, the stock price information has no relationship to the predecessor entities' historical financial results and we do not believe this information provides any meaningful information concerning the performance of our stock price after June 30, 2005. On September 22, 2006, the bid price of our common stock was $1.10. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	Low	High
September 30, 2004	4.45	4.45
December 31, 2004	2.67	8.90
March 31, 2005	5.78	13.35
June 30, 2005	4.54	26.70

September 30, 2005	4.75	10.15
December 31, 2005	3.75	6.52
March 31, 2006	3.50	4.30
June 30, 2006	1.50	3.20

On September 28, 2006, the closing sales price of our common stock as reported on the OTC Bulletin Board® was $1.10 per share. As of September 28, 2006, there were 38 holders of record of our common stock.

Dividends

We do not currently intend to pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the terms of our Series A Convertible Preferred Stock restrict our ability to pay dividends on our common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum (equal to 5% of the purchase price of the preferred stock) payable quarterly in arrears in cash or, at our option in shares of Series A Convertible Preferred Stock, on January 1, April 1, July 1, and October 1 of each year. We failed to make our scheduled October 1, 2005, January 1, 2006, and April 1, 2006 dividend payments totaling approximately $1,875,000. Due to our failure to make these dividend payments and because a certain registration statement required to be filed pursuant to the terms of the Registration Rights Agreement between us and the Series A Convertible Preferred Stock shareholders we lost the option to choose unilaterally to make these dividend payments in additional shares of Series A Convertible Preferred Stock as opposed to cash. See “Description of Securities-Preferred Stock.” We may not pay any dividends on our common stock before we pay all dividends on our Series A Convertible Preferred Stock. On June 28, 2006 the Series A shareholders agreed to be paid in Series A Preferred Stock instead of cash at the rate of 0.153857 shares per share for the three quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 as they agreed to waive all penalties related to the registration rights agreement. We agreed to pay a dividend of 0.020933 shares per share for the quarter ended June 30, 2006 to the Series A holders.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The merger on June 29, 2005 of our wholly-owned subsidiary into Ronco Marketing Corporation was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization. We accounted for our subsequent acquisition of the assets comprising the Ronco business on June 30, 2005 using the purchase method of accounting. Therefore, the historical financial statements of the predecessor entities are reflected as our historical financial statements. Proforma information has not been presented because the transaction was not a business combination with respect to Fi-Tek VII.

The following table presents selected historical consolidated and combined financial data of the successor as of and for the year ended June 30, 2006 and as of and for the one day of June 30, 2005 (date of acquisition) and of the predecessor entities for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002, which has been derived from our audited consolidated and combined financial statements, and for the year ended December 31, 2001, which has been derived from our unaudited combined financial statements. Our consolidated and combined financial statements for the year ended June 30, 2006, one day June 30, 2005, nine months ended June 29, 2005 and September 30, 2004 were audited by Mahoney Cohen & Company, CPA, P.C. Our combined financial statements for the year ended December 31, 2003 were audited by VELAH Group LLP, and our combined financial statements for 2002 were audited by Weinberg & Company.

The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K in order to understand fully factors that may affect the comparability of the financial data presented below.

	SUCCESSOR	SUCCESSOR	PREDECESSOR
			Nine	Nine
	Year	One Day	months	months
	ended	for	ended	ended	Year ended December 31,
	June 30,	June	June 29,	September
	2006	30, 2005	2005	30, 2004	2003	2002	2001
		(Date of					(unaudited)
		Acqui-
		sition)
			(dollars in thousands, except per share data and percentages)
Income Statement Data:

Net Sales	$58,724	$—	$68,985	$63,245	$93,500	$98,362	$105,420
Cost of goods sold	20,009	—	16,844	16,842	29,274	36,153	33,517
Gross profit	$38,715	$—	$52,141	$46,403	$64,226	$62,209	$71,903
Gross margin	66%	—	76%	73%	69%	63%	68%
Selling, general and administrative	56,969	766	50,446	53,217	67,653	71,937	77,825
Impairment loss on goodwill, intangibles and equipment	24,521	—	—	771	—	—	—
Operating (loss) income	($42,775)	($766)	$1,695	($7,585)	($3,427)	($9,728)	($5,922)
Operating exp. (as % of revenue)	139%	N/A	73%	85%	72%	73%	74%
Interest and other expense
(income)	1,335	—	2,833	120	(386)	(254)	(443)
Pretax loss	($44,110)	($766)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Income taxes (benefit)	310	(310)	—	—	—	—	—
Net loss	($44,420)	($456)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Preferred stock dividends	4,636	—	—	—	—	—	—
Net loss attributable to common shareholders	($49,056)	($456)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Pro forma benefit for
income taxes (unaudited) (1)			455	3,082	1,216	3,790	2,192
Pro forma net
loss (unaudited)	—	—	(683)	($4,623)	($1,825)	($5,684)	($3,287)
Net loss per share	($23.45)	($0.22)	N/A	N/A	N/A	N/A	N/A
Pro forma net loss
per share (unaudited) (2)	N/A	N/A	($0.33)	($2.21)	($0.87)	($2.72)	($1.57)

Balance Sheet Data

Balance sheet Data (dollars in thousands):	June 30, 2006	June 30, 2005

Working Capital	$(12,867)	$8,203
Total Assets	$28,239	$63,762
Long-term liabilities	214	10,282
Stockholders’ Equity	3,865	49,943

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Before June 30, 2005, we operated as Fi-Tek VII, Inc. and we were a “blank check” company. During that time, we had no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. On June 29, 2005, we consummated a reverse merger transaction in which Ronco Marketing Corporation became our wholly-owned subsidiary. In connection with this transaction, we changed our name to Ronco Corporation and completed a reverse stock split. On June 30, 2005, we, through Ronco Marketing Corporation acquired assets comprising the business of Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc. We also acquired certain patents and intellectual property rights directly from Mr. Ronald M. Popeil. Mr. Popeil is the primary beneficiary of the RMP Family Trust, a trust that owns and controls the predecessor entities. We also issued 13,262,600 shares of Series A Convertible Preferred Stock, not including four shares of Series A Convertible Preferred Stock that were paid for but that had not been issued as of the date of this report, to finance the cash portion of the purchase price.

Our merger with Ronco Marketing Corporation was accounted for as a recapitalization rather than as a business combination. As a result, the historical financial statements of the predecessor entities are reflected as our historical financial statements. We acquired the assets comprising the Ronco business on the last day of our fiscal year on June 30, 2005 and did not conduct any business on that day. Therefore, our financial statements for June 30, 2005 reflect no revenue and only the expenses associated with our status as a “blank check” company. The financial statements for the predecessor entities reflect the operations of the Ronco business before the date we acquired the business.

In 2004, the predecessor entities changed their year-end from December 31 to September 30. Upon completion of the merger in 2005, we adopted the year end of June 30, which was the year end of Fi-Tek VII, Inc. (the name of our company was changed on June 30, 2005 to Ronco Corporation).

In structuring our acquisition of the Ronco business, we did not assume all of the liabilities of the predecessor entities. For instance, we did not assume approximately $39 million in loans made by an affiliate of the predecessor entities to the predecessor entities. Accordingly, these liabilities are not reflected in our financial statements as of June 30, 2005 and 2006.

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

We also derive revenue from sales to our wholesale distribution partners and selling directly to retailers. We are re-focusing our existing wholesale distribution relationships to target selected smaller or regional retail chains while we develop direct relationships with the larger retailers, in an effort to improve our gross margins. As part of this strategy, we have selectively re-introduced certain of our existing products into retail distribution.

A modest amount of revenue is derived each year by providing customer lists to third parties for a fee as well and from interest income from cash and security accounts.

Our net sales are determined by subtracting an allowance for returns from our gross product sales and list sales. Our returns currently average less than 4% of our gross product sales.

Costs of Goods Sold.

Cost of goods sold consists primarily of the costs of the finished goods as received by us from our third-party manufacturing partners and purchasing and inspection costs. In November 2003, we began to source product in China, starting with our cutlery products. In September 2004, we began to source our Showtime™ Rotisserie products in China as well. This change reduced our cost of goods sold. In addition, our fulfillment and shipping costs are included in selling expenses and not in costs of good sold. As a result, our gross profit margins may not be comparable with those of similar companies. We generate higher gross margins on products sold through our direct response channels (including television, online sales and our customer service department) than through wholesale accounts. We expect our costs of good sold to increase as the sale of our products through our wholesale accounts increase, and our direct response sales decrease, as a percentage of our total product sales.

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

We pay per-minute fees to our telemarketing partners for their services in handling our inbound call traffic as well as certain outbound marketing programs. In addition, we also pay commissions, where applicable, to our customer service and data entry departments to encourage sales. License costs and royalties have historically been significant cost items for Ronco; however, as part of our purchase of the Ronco business, we acquired substantially all of the intellectual property related to these historical expenses. Accordingly, we will incur only modest royalty expenses in the future, related to the use of intellectual property that may be held by third-parties in products we market and sell in the future.

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

Our current sales trend is an increase in wholesale sales as a percentage of total sales. This trend will result in lower selling expenses, as a percentage of sales, in the future because the media costs for direct response is significantly greater than the other selling expenses associated with wholesale sales.

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

Interest Expense (Income).

Interest expense for the predecessor entities consisted of interest accrued on the loans made to the predecessor entities from Ronald M. Popeil and the RMP Family Trust. These loans were not assumed by us and, therefore, this interest expense is not applicable to us. Also included in the interest expense (income) is a modest amount of interest income on cash and security accounts. Interest expense for the successor company consisted of interest accrued on a loan made by Ronald M. Popeil in connection with the purchase of the Ronco assets and interest on our borrowings under Prestige factoring agreement.

Income Taxes.

Income tax expenses is the tax payable or refundable for the period plus or minus the change during the period in the deferred income tax assets and liabilities. We record deferred income tax assets and liabilities for differences between the financial statements and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. If we are profitable in the future, we will have significant net operating losses to offset our tax liability. The predecessor entities were incorporated as pass-through entities and, therefore, did not record income tax expense for federal or state purposes.

Trends that Affect our Business

Seasonal trends have an impact on our business, with the largest portion of revenues coming during the six-month period from October through March. This is due to holiday shopping and increased television viewing habits during periods of cold weather. The combination of these two factors allows us to purchase a higher amount of television media and generate a significantly greater response in the second and third quarters of our fiscal year, which directly results in higher profits in those quarters. In addition, the increased level of television exposure also indirectly impacts other channels such as online, customer service, and wholesale/retail sales.

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either “refresh” the show by editing in a new offer or new footage, or produce a completely new show. In this way, we attempt to extend the product line on television, and increase the cumulative brand awareness and sell-through at retail.

A number of changes have occurred since we acquired the Ronco businesses that are likely to affect the results of operations, capitalization and liquidity of the Ronco business. We did not assume certain liabilities of the predecessor entities. For instance, we did not acquire approximately $39 million of loans to an affiliate of the predecessor entities. As a result, we will not have to pay principal or interest on this amount. In addition, we acquired the patents that the predecessor entities licensed in order to operate the Ronco business. As a result, we did not acquire the product development and license agreements to which the predecessor entities were a party, and pursuant to which they paid substantial fees, and did not assume the $4.5 million liability associated with these agreements. On the other hand, we issued notes in connection with the acquisition in the adjusted amount of approximately $13.158 million. In addition, because the predecessor entities were “pass-thru” entities for tax purposes, they did not pay “corporate” federal income taxes. We are subject to federal income taxes. We are also incurring additional costs associated with compliance with laws applicable to public companies that were not applicable to the predecessor entities. Finally, we will no longer have the financial resources of the stockholder of the predecessor entities available to us for borrowings. In September 2005 we borrowed $1.2 million under a revolving line of credit and entered into a factoring agreement to provide us with liquidity and act as a partial substitute for the working capital loans we previously obtained from the stockholder of the predecessor entities. The factoring agreement permits us to sell up to $8 million of our accounts receivable to the factor and receive between 75% and 80% of the face amount of the account upon assignment to the factor, with the balance paid (less the factor’s fees) when the account is collected. We accounted for this financing as a sale of receivables in accordance with SFAS 140. Due to the impact of all of the changes in our business that are described above, we do not believe that the historical financial statements of the predecessor entities will prove to be a good indicator of our future performance, particularly as that performance is impacted by our expenses.

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. For instance, during the year ended June 30, 2006 our gross margin was 66% as compared with 76% for the year ended June 30, 2005. Our gross margins declined primarily because we increased sales through wholesale accounts from 22% to 38% of our total net sales. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale revenues. The growth of our wholesale business did not offset the decline in the direct response business during the year ending June 30, 2006; however, we believe that the wholesale business has proved to be a successful one for us.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

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

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

Results of Operations

Year Ended June 30, 2006 Compared with Year Ended June 30, 2005

Before our acquisition of the Ronco business on June 30, 2005, we had no operations. As a result, the Ronco business is considered the predecessor company. For comparative purposes we have shown the predecessor company’s unaudited result for the year ended June 30, 2005.

Net Sales

Net sales for the year ended June 30, 2006 was $58.7 million, compared with $90.1 million for the year ended June 30, 2005. The decline of $31.4 million, or 34.8%, in net sales for the year ended June 30, 2006 is primarily due to a decline in direct response sales of our rotisserie ovens by approximately $12.7 million, a decline in direct response sales of our cutlery product line by $24.2 million, and an increase of approximately $1.9 million in direct response sales of our other products, including Popeil's Pasta Maker, Electric Food Dehydrator, GLH Formula Number 9 Hair System and the Pocket Fisherman. This decrease was partially offset by an increase of $0.6 million in revenue from list sales and commissions from telemarketers of $1.4 million during the year ended June 30, 2006 compared with $0.8 million in revenue from list sales and commissions for the year ended June 30, 2005. The percentages of revenue from list sales and commissions from telemarketers were 2.4% and 0.9% for the years ended June 30, 2006 and 2005, respectively. The decrease in direct response sales was partially offset by an increase in our wholesale sales by approximately $3 million.

Net sales declined primarily due to the fact that our infomercials for our rotisserie and our cutlery lines are more than 2 years old and we have not provided our other products with any significant marketing support during the last several years. Historically our infomercials generate the highest sales in the first six months to a year, then decline as the infomercial loses its freshness. Our direct response sales declined to $34.9 million or by approximately 50.0% for the year ended June 30, 2006, compared with direct response sales of $69.9 million for the year ended June 30, 2005. Our sales through wholesale accounts increased to $22.4 million or by approximately 15.6% for the year ended June 30, 2006, compared with wholesale sales of $19.4 million for the year ended June 30, 2005. We expect the direct response trend to reverse for our rotisserie and cutlery lines as we introduce new versions of these products and produce new infomercials. We also expect our wholesale revenues to continue to increase as we expand our distribution in retail stores and overseas.

Gross Profit and Gross Margin

Gross profit for the year ended June 30, 2006 was $38.7 million as compared with $68.7 million for year ended June 30, 2005. This decrease is primarily due to a decrease in our direct response sales and a relative increase in sales, both in absolute dollars and as a percentage of total sales, through wholesale accounts. Wholesale sales represented 38.1% and 21.5% of total sales for the years ended June 30, 2006 and 2005, respectively. The increase in cost of goods sold was due to the increase in wholesale sales relative to direct response sales, because the wholesale sales have a higher cost of goods sold. We also increased our cost of sales by writing down $0.5 million of inventory to market price which was lower than the original cost. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses. Accordingly, our margins might not be comparable with those of other companies in our industry.

The gross margin decreased from 76.3% for the year ended June 30, 2005 to 65.9% for the year ended June 30, 2006. Our gross margin decreased primarily because of an increase in our revenue from wholesalers, and a corresponding decrease in our direct response sales, as a percentage of our overall sales. Revenue from wholesalers accounted for approximately 38.1% of our net sales for the year ended June 30, 2006 as compared with 21.5% of our net sales for the year ended June 30, 2005. Revenue from our direct response sales accounted for 59.5% of sales for the year ended June 30, 2006 as compared with 77.6% of sales for the year ended June 30, 2005. Although we experienced increased cost savings from manufacturing during the year ended June 30, 2006 compared with the year ended June 30, 2005, these cost savings were offset by discounts that we provided to mass merchants which resulted in the gross margin percentages decreasing. The average gross margin percentage for our direct response business for the year ended June 30, 2006 was 80.6%, compared with 81.1% for the year ended June 30, 2005. The average gross margin percentage for our wholesale business for the year ended June 30, 2006 was 38.4%, compared with 56.8% for the year ended June 30, 2005. The higher gross margin percentages for our direct response business during the year ended June 30, 2005 were caused primarily by a backlog of orders for our Showtime™ Rotisserie product line due to production delays by our outsource manufacturers in the year ended June 30, 2005. This in turn meant that a higher percentage of our direct response sales were from our Six Star+™ Cutlery product line, which yields a higher gross margin than our Showtime™ product line. The lower gross margin percentages for our wholesale business during the year ended June 30, 2006 were caused primarily by our efforts to liquidate older inventory to generate cash. For the year ended June 30, 2005, the Seller Entities primarily sold wholesalers products through distributors. Additionally we generated revenue from list sales and commissions from telemarketers, with respect to which we incurred no cost of sales. Accordingly, our gross margin from list sales and commissions was 100%, or 3.6% and 1.2% of total gross margin, for the years ended June 30, 2006 and 2005, respectively. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margins might not be comparable to other companies in our industry.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2006 were $57.0 million compared with $68.3 million for the year ended June 30, 2005. This decrease of approximately $11.3, or 16.5%, was primarily due to a $16.6 million reduction in advertising expenses associated with the decreased effectiveness of infomercials over time, a $1.7 million reduction in credit card fees and shipping and handling expense of $2.1 million due to the reduced sales. The decline was partially offset by an increase of $3.5 million in professional fees and salaries and related expenses. Salaries and related expenses were approximately $7.2 million for the year ended June 30, 2006 compared with approximately $6.1 million for the year ended June 30, 2005. The increase in salaries and related expenses was primarily due to the hiring of four additional executives and five managers to execute management's long term growth strategy, including the expansion of our retail business, international distribution and the development of new products. Professional fees increased to approximately $4.5 million for the year ended June 30, 2006 compared to approximately $2.1 million for the year ended June 30, 2005. The increase in professional fees was primarily due to accounting and legal expenses incurred for compliance with SEC filing requirements and other aspects of the transition from a private company to a public company. We also recorded approximately $1.3 million for deferred compensation expenses related to amortization of stock based compensation awards to our Chief Executive Officer and Chief Financial Officer. We did not have any deferred compensation expense related to stock based compensation for the year ended June 30, 2005. In addition, for the year ended June 30, 2006 we incurred additional amortization expense of intangible assets of approximately $6.0 million related to the acquisition of the Ronco business. Additionally, other selling, general and administrative expenses, such as travel, utilities, auto, license and royalties and repairs and maintenance, decreased by $1.7 million.

As a percentage of revenues, selling, general and administrative expenses increased from 75.9% for the year ended June 30, 2005 to 97.0% for the year ended June 30, 2006. This increase for the year was primarily due to a decrease in revenue, an increase in salaries and professional fees, deferred compensation and amortization of intangible assets related to the acquisition of the Ronco business, with a reduction in advertising expense, credit card fees and shipping and handling expense.

Impairment of Goodwill and Intangibles

Impairment of goodwill and intangibles for the year ended June 30, 2006 was approximately $24.5 million. The impairment of our goodwill and intangibles was primarily due to our significant decline in revenues and our lack of capital to develop new products and new infomercials. The following is the breakdown of the impairment charge for the year ended June 30, 2006.

Impairment
Customer Relationships	$485,546
Patents	5,187,121
Trademarks	12,119,036
Popeil Agreement	3,775,733
Goodwill	2,953,480
Total Impairment	$24,520,916

Operating income/loss

Our operating loss for the year ended June 30, 2006 was $42.8 million, compared with income of $0.4 million for the year ended June 30, 2005. The increase in our operating loss of approximately $43.2 million for the year ended June 30, 2006 compared to the year ended June 30, 2005 are primarily attributable to lower sales volume in our direct response business, impairment of our goodwill and intangibles partially offset by a reduction in selling general and administrative expenses.

Net interest expense

Our net interest expense for the year ended June 30, 2006 declined by approximately $1.5 million as compared with the year ended June 30, 2005. This decline was primarily due to us not assuming approximately $39 million of debt that the Seller Entities borrowed from the RMP Family Trust, which were outstanding as of June 30, 2005. The interest expense for the year ended June 30, 2005 primarily relates to interest payable on a note issued to a shareholder of the Seller Entities in exchange for amounts loaned to finance the purchase of patents on products that the Seller Entity sold.

Income Tax

The Company recorded income tax benefit for the year ended June 30, 2006 as a reversal of deferred taxes from the prior year of $0.3 million since we do not expect to realize the net operating loss in the future. For the year ended June 30, 2005, the predecessor entities did not pay any income taxes as they were pass-through entities. For comparative purposes, we have estimated the proforma tax expense using an effective rate of 40%.

Net loss

Our net loss for the year ended June 30, 2006 was $44.4 million, compared with a loss of $2.4 million for the comparable year ended June 30, 2005. The increase in our net loss of approximately $42 million for the year ended June 30, 2006 is due to the decrease in revenue and increase in operating expenses for the reasons described above. Our net loss attributable to common stockholders for the year ended June 30, 2006 increased by an additional $4.6 million due to dividend on our preferred stock.

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

Predecessor Entities - Nine Months Ended June 29, 2005 Compared to Nine Months Ended June 30, 2004 (unaudited)

Because we did not have any operations or generate any revenue prior to our acquisition of the Ronco business, the entities from whom we purchased the Ronco business are considered to be our predecessor company. Accordingly, the results of operations of the predecessor entities prior to June 30, 2005 are shown as our results of operations.

Net Sales.

Net sales for the nine months ended June 29, 2005 were approximately $68.9 million, a decrease of $23.9 million, or 26%, from approximately $92.8 million for the nine months ended June 30, 2004. The decline in net sales consisted of a decline of $19.5 million from the direct response business due to the age of our infomercials, and a decline of $4.6 million from our wholesale business in the first half of 2005 as we transitioned a portion of our wholesale business from distributorship arrangements to direct relationships with larger retailers. Net sales of our Showtime™ Rotisserie oven products decreased by approximately 54% during the nine months ended June, 29 2005, also due to the age of our infomercials, and net sales of our cutlery product line increased by approximately 67% during this same period. The infomercial for our cutlery products began airing in November 2003, so sales for this product were strong during the period compared to sales of our ovens, for which our newest infomercial began airing in July 2003. Sales of our cutlery products were also higher compared to the comparable period in 2004 because we only introduced this line of products in November 2003, and thus sales of cutlery products were not included for the full nine months ended June 30, 2004.

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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the nine months ended June 29, 2005 were $50.4 million, a decline of $21.3 million, or 30%, compared to the nine months ended June 30, 2004. This decline occurred primarily because our royalty expense was reduced to $0.1 million for the nine months ended June 29, 2005, from approximately $7.6 million for the nine months ended June 30, 2004. Selling, general and administrative expenses also declined for the nine months ended June 29, 2005, due to a reduction in fulfillment and shipping costs from $10.5 million in 2004 to $7.6 million in 2005, which was due to the decline in net sales. In addition, our media expense declined in 2005 by $9.5 million because we purchased fewer television spots. We purchased fewer television spots because we anticipated a lower response rate to our infomercials due to their age. A lower response rate increases the per sale cost of our infomercials, which reduces the price we can pay for television spots and remain profitable.  When the price we can pay is reduced and we can only purchase less expensive television spots, we cannot generally purchase as many television spots as we would otherwise purchase. Our bad debt expense also declined by $1.5 million primarily due to our hiring during this period of an independent consultant dedicated to managing our collection of multi-pay account receivables. As a percentage of net sales, selling, general and administrative expenses for the nine months ended June 29, 2005 were 73% as compared to 77% for the nine months ended June 30, 2004. This improvement was primarily due to the elimination of our royalty expense, but was partially offset by an increase in advertising as a percentage of revenues from 40% to 43% in 2005 due to the declining response from our aging infomercials. We will not have to pay such royalties in the future because we acquired the applicable patents as part of our purchase of the Ronco business.

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

Predecessor Entities - Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003 (unaudited)

Net Sales.

Net sales for the nine months ended September 30, 2004 were approximately $63.2 million, compared to $42.8 million for the nine months ended September 30, 2003. The increase in net sales for the nine months ended September 30, 2004 was primarily due to the introduction of a new cutlery product line in November 2003, which accounted for approximately $27.1 million of such increase, and $2.8 million in other sales. The cutlery product line was not offered during the comparable nine month period in 2003. The increase was potentially offset by a decrease in sales of our Showtime™ Rotisserie products of approximately $9.5 million in 2004 compared to the same period ended in 2003. The decrease in sales from our Showtime™ Rotisserie products is due to the shift in television media from our Showtime™ Rotisserie product line to our cutlery product line.

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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $53.2 million, an increase of $22 million, or 71%, compared to the nine months ended September 30, 2003. This increase occurred primarily because of the higher net sales, described above, and the increase in advertising expenses from $13.1 million for the nine months ended September 30, 2003, to $31.1 million for the comparable period in 2004. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2004 were 84% as compared to 74% for the nine months ended September 30, 2003. Selling, general and administrative expenses increased as a percentage of net sales for the nine months ended September 30, 2004, due to the increase in advertising expenses, which occurred due to the declining response achieved from our aging infomercials. Selling, general and administrative expenses also included $8.1 million and $4.9 million of fulfillment, and shipping cost for the nine months ended September 30, 2004 and the nine months ended September 30, 2003, respectively.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.

Net sales were $93.5 million for 2003 compared to $98.4 million in 2002, a decrease of 5%. Substantially all of this revenue was generated from sales of our Showtime™ Rotisserie line of products, as we only introduced our cutlery line of products in November 2003. Showtime™ Rotisserie product prices remained flat during both years. Of the Showtime™ Rotisseries, our compact rotisserie generated $26.1 million in net sales and our standard rotisserie generated $61.3 million in net sales in 2003. In 2002, substantially all of our net sales were derived from sales of the compact rotisserie. Our cutlery products contributed $3.5 million in net sales during 2003. The decrease in net sales in 2003 resulted from management’s decision to reduce media expenditures associated with its Showtime™ Rotisseries ovens during the first seven months of 2003 in order to reduce the number of poor performing air dates, thereby increasing overall profitability.

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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the twelve months ended December 31, 2003 decreased by approximately 6% to $67.7 million from $71.9 million for the twelve months ended December 31, 2002. The decrease in selling, general and administrative expenses was primarily due to a $4.1 million decrease in media expenses. The decline in media expenses was based on management’s decision to reduce media expenditures associated with the Showtime™ Rotisserie ovens to reduce the number of poor performing air dates and increase overall profitability. As a percentage of net sales, selling, general and administrative expenses were 72% and 73% for the twelve months ended December 31, 2003 and December 31, 2002, respectively. Selling, general and administrative expenses also included $8.5 million and $7.3 million of fulfillment and shipping costs for the twelve months ended December 31, 2003 and 2002, respectively. Fulfillment and shipping cost increased for the twelve months ended December 31, 2003 compared to 2002 because we changed our shipper from the U.S. postal service to FedEx. Although the cost of FedEx was greater than the U.S. postal service, the use of FedEx resulted in faster delivery times, which reduced our returns. Fulfillment costs also increased in 2003 with the introduction of our cutlery product line in November 2003 because such costs are fixed per unit shipped regardless of the unit price. Thus, our fulfillment costs per order for our cutlery product line were higher than our cost per order for our rotisserie line.

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

Liquidity and Capital Resources

Historically, the predecessor entities funded operations primarily through cash flow from operations and borrowings from the shareholder of the predecessor entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. Since our acquisition of the Ronco business, we no longer have the ability to borrow from the shareholder of the predecessor entities, so we have had to identify alternative sources of financing to replace this prior source of financing. In addition, during the year ended June 30, 2006, we increased the volume of wholesale sales whereby we give extended payment terms to our customers, which increased our receivable collection time and thus increased our liquidity needs. This liquidity need is likely to increase as our wholesale business continues to grow. Our cost for television has declined and will continue to do so if our direct response business continues to decline, which we expect will reduce our need for liquidity. However, we expect the impact of this on our liquidity will be offset by our need to purchase more inventory to support our wholesale business.

Based on our new strategy and the anticipated growth in our wholesale business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the establishment of a research and development program, whether we upgrade our technology, and the amount of inventory required for our expanding wholesale and international business.

As of June 30, 2006, our total working capital deficit was $12.9 million as compared with a working capital surplus of $8.2 million as of June 30, 2005. Our June 30, 2006 negative working capital included all of our debt to the Seller Entities and Sanders Morris Harris totaling $14.5 million. As of June 30, 2006, we could be considered to have had an incident of default on both loans. In order to assist in meeting our liquidity needs, we entered into a factoring agreement in October 2005 to fund our working capital needs. We also reached agreements with some of our principal factories who produce our products to extend our payment terms from 30 days to 60 days. Despite these developments, our cash flow from operations, and advances under our factoring agreement are not sufficient to meet our current and future working capital needs. As a result, we are seeking additional sources of capital to assure that our working capital needs are met. Specifically, we are seeking a term loan and/or line of credit and/or equity of between $10 and $15 million. We are in negotiations with a lender regarding such a facility but have not yet been able to secure a credit facility on acceptable terms. On October 6, 2006, we signed a loan agreement with Crossroads Financial on a $4 million credit facility. We made changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business, delaying the development and marketing of new products, delaying the expansion of our international sales, delaying the development of new infomercials. Although we obtained financing through Crossroads if we do not close a financial facility of over $10 million by January 31, 2007, we may need to make further changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business and/or reducing advertising directed toward our direct response business.

Cash Flows - Year Ended June 30, 2006 Compared with Year Ended June 30, 2005

For the year June 30, 2006, we used approximately $1 million in cash to fund our operations. This was primarily due to our net loss of approximately $44.4 million. This was partially offset by a decrease in net accounts receivable of $1 million and prepaid expenses and other current assets of $1.9 million due to reduced sales during the fourth quarter of the year. Accounts payable and accrued expenses increased by $5.1 million due to obtaining an extension in the payment terms from our factories in China and generally paying our other vendors later. There was also a decrease in inventory by $.6 million due to reduced purchasing in the fourth quarter. Deferred income increased by $.7 million primarily because on June 30, 2005 due to purchase accounting we wrote off most of our deferred revenues. Our current deferred revenue balance represents cash we collected for products that we had not shipped by June 30, 2006. We also recorded an impairment loss of $24.5 million related to our goodwill and intangibles, which was primarily due to our substantial decline in sales, our lack of capital to invest in new products and infomercials, and the projected revenue generated from the intangible assets that were purchased. We recorded depreciation and amortization expense of $6.4 million, bad debt of $.5 million, $1.2 million of non-cash interest expense on notes to Seller Entities and non cash compensation expense of $1.3 million, for the year ended June 30, 2006.

For the year ended June 29, 2005, we used approximately $41.9 million in cash to fund our operations. This was primarily attributable to net loss of $2.4 million, a decrease in royalty payables of $38.5 million, a $2.5 million decrease in deferred revenues, a decrease in accrued expenses and accounts payable totaling $1.2 million and a build up of inventory of $1.4 million. The impact of this was partially offset by a decrease of $2.4 million in prepaid expenses and other current assets, depreciation and amortization expense of $.9 million and bad debt expense of $.9 million.

For the year ended June 30, 2006, we used approximately $13,000 in investing activities. We paid approximately $0.5 million to purchase equipment, including software, and used approximately $0.5 million for the purchase of short term investments set aside as a credit card reserve for Wells Fargo Market Services, our credit card processor. In addition, we received approximately $1.0 million from the redemption of investments in securities.

For the year ended June 29, 2005, we generated $.5 million from investing activities. We received approximately $1 million from redemption of investment securities, and $.1 million as a deposit on the purchase of the Ronco business. This was partially offset by the purchase of $.6 million of equipment including software.

For the year ended June 30, 2006, we generated approximately $.6 from our financing activities. In September 2005 we received net proceeds of approximately $1.2 million from a line of credit, which we used for working capital of which we repaid approximately $0.8 million in October 2005 leaving a total outstanding at June 30, 2006 of approximately $0.4 million; and $45,000 from a long-term loan in September 2005 of which we repaid approximately $7,000 through the fourth quarter leaving a balance of approximately $38,000 as of June 30, 2006, which we used to acquire a vehicle. In June 2006, we borrowed $1.5 million from Sanders Morris Harris to fund working capital. During the year ended June 30, 2006, we also paid approximately $1.3 million to the seller entities in connection with our acquisition of the Ronco business.

During the years ended June 30, 2005, loans from the predecessor entities accounted for $39.3 million, the proceeds of which were used primarily to pay license and royalty fees of $38.5 million.

Cash Flows - Nine Month Periods

For the one-day period of June 30, 2005, we did not generate any revenues, as we had just acquired the Ronco business and had not yet conducted any business. As a result, the $676,000 of cash used in operating activities was used primarily to compensate our management. For the nine months ended June 29, 2005 and September 30, 2004, we used approximately $2.4 and $41.2 million in cash, respectively, to fund our operations. Substantially all of the amounts expended during the nine months ended September 30, 2004, were used to pay accrued royalty expenses on patents relating to our core products. We will no longer incur these expenses as we have acquired all rights to these patents. We used cash during the nine months ended June 29, 2005 primarily to fund operating losses and for our working capital needs. Specifically, we used cash to reduce accounts payable net of accrued expenses ($2.2 million), deferred income ($3.4 million), inventories ($2.5 million) and accounts receivable ($1.2 million). Inventory and accounts receivable decreased during the nine months ended June 25, 2005 because this period includes our slowest sales months, compared to the increase in inventory for the nine months ended September 30, 2004, which reflects our preparation for the busy holiday sales season. The decline in accounts receivable for this same period occurred because holiday sales had not yet begun. At the same time, accounts payable declined during the nine months ended June 29, 2005, because we had not yet begun buying inventory or advertising in anticipation of the holiday season. Deferred revenue declined during the nine months ended June 29, 2005 compared to the nine months ended September 30, 2004 because such deferred revenue was unusually high during the nine months ended September 30, 2004 due to backorders we experienced with respect to our Showtime™ Rotisserie ovens.

For the one-day period of June 30, 2005, we used approximately $45 million from investing activities to acquire the Ronco business. For the nine months ended June 29, 2005 and September 30, 2004, our investing activities provided us with approximately $146,000 and $257,000 of cash, respectively. In 2005, this amount represents approximately $500,000 from our investment in securities, which represents an asset that we acquired when we acquired the Ronco business. This was partially offset by office equipment purchases of approximately $453,000. Our investment proceeds in 2004 were approximately the same as in 2005, which represented the proceeds from the redemption of investment securities, but were offset in part by office equipment purchases of approximately $243,000.

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

The promissory notes bear simple interest at a rate equal to 9.5% per annum. The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period. As of June 30, 2006, Mr. Popeil contends that we owe payments on the promissory notes of $1.3 million. We believe that the amount due at June 30, 2006, is approximately $400,000. We are in negotiations with Mr. Popeil to change the payment schedule under the notes, but to date we have not reached an agreement. In light of the fact that we have not made the required payments, either by our calculations or Mr. Popeil’s, we are considering the entire note due within the current period. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

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

Revolving Line of Credit

On September 21, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our corporate investment bonds. The borrowings bear interest at 1% above LIBOR or ½% below prime, at the Company’s option. The Company was paying a rate of 6.375% at June 30, 2006. There is no prepayment penalty on this revolving line of credit. In October 2005, we repaid $850,000 of the borrowings because $1,000,000 of our corporate investment bonds, which were collateral for the loan, was called. The outstanding balance at June 30, 2006 was $384,000, with the loan being fully repaid and the line terminated by August 31, 2006.

Sanders Morris Harris Inc. Loan

On June 9, 2006, we entered into to a letter loan agreement with Sander Morris Harris (SMH). Under the terms of the loan agreement, we also assigned proceeds under a life insurance policy for $15 million on the life of Ron Popeil to SMH, as a lender and as agent for the other lenders under the loan agreement. As consideration for the loan, we issued to SMH a subordinated promissory note in the principal amount of $1,500,000. As of June 9, 2006, A. Emerson Martin, II and Gregg A. Mockenhaupt were members of our Board of Directors and managing directors of SMH.

Pursuant to the loan agreement, SMH agreed to loan us an additional $1,500,000 subject to certain closing conditions, including the mailing of an offer to each of the holders of the Company's Series A Convertible Preferred Stock to the extent of their pro rata share of the Company's outstanding shares of Series A Convertible Preferred Stock to participate in our closing on a credit agreement for a facility of not less than $15 million. This facility did not close within the stated time frame specified in the note but management believes that SMH will extend the additional $1.5 million if the credit agreement specified above closes by October 31, 2006.

The loans under the loan agreement bear interest at a rate of 4.77% per annum. Interest will be due and payable on the first and second anniversary of the issuance of the notes and at the maturity date.

The principal and interest payable on the notes issued under the loan agreement are convertible into shares of our common stock at conversion price based on the weighted average of the stock sale price for the forty days after the registration is effective. We filed a registration statement covering the resale of shares issuable upon conversion of these notes. To date, however, our registration statement has not been declared effective. Accordingly, the notes cannot be converted into shares.

Under the terms of the loan agreement, we agreed to retain Richard F. Allen, Sr. as our Chief Executive Officer. On August 9, 2006, we terminated Richard F. Allen, Sr. as President and Chief Executive Officer of our company, at which point we have occurence of default of our obligations under the loan agreement.

Factoring Agreement

On October 25, 2005, we entered into a purchase and sale agreement with Prestige Capital Corporation ("Prestige") , pursuant to which Prestige agreed to buy and accept, and we agreed to sell and assign, certain accounts receivable owing to us with recourse except for payment not received due to insolvency. This agreement provides that upon the receipt and acceptance of each assignment of accounts receivable, Prestige will pay us 75% of the face amount of the accounts so assigned. Under the agreement, Prestige agreed to purchase accounts with a maximum aggregate face amount of $8,000,000. The fee payable by us to Prestige under the agreement ranges from 2% to 5.75% of the face amount of assigned accounts if the receivable is collected within 15 to 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period following the 75 day period until the account is paid. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced to us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige.  The initial terms of the agreement expired on May 1, 2006, and we gave notice not to renew the agreement for another one-year term. Prestige agreed to extend the term on a month to month basis. On October 6, 2006 we extended the term of our agreement with Prestige until October 1, 2007. There is no prepayment penalty associated with this extension.

Pursuant to the terms of the agreement, we granted to Prestige a continuing security interest in our tangible and general intangible assets to secure our obligations under the agreement. If a receivable is not paid within 90 days, Prestige has the right to charge back our company.

We accounted for this agreement with Prestige as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As of June 30, 2006, we had no outstanding borrowings under the agreement.

Crossroads Financial, LLC

On October 6, 2006 we entered into a Loan and Security Agreement with Crossroads Financial, LLC, as the lender.  This facility consists of a revolving loan facility of up to $4,000,000 of which we borrowed $4,000,000 at the initial funding, to be used to pay certain existing indebtedness and fund general operating and working capital needs. This credit facility has a term expiring September 1, 2007 at which time all amounts due under the facility become due and payable, but is automatically renewed for consecutive one year terms unless terminated by written notice of either party 60 days prior to the end of the initial term or any renewal term.  The amount our Company may borrow under this credit facility is determined by a percentage of the cost of eligible inventory, up to a maximum of $4,000,000.  Interest under this facility is payable monthly, commencing October 1, 2006, with the interest rate equal to 18% per year.  We authorized the lender to collect all payments of interest, monthly monitoring fees, principal payments and any over advance (as defined in the Loan and Security Agreement) directly from our factor, Prestige Capital Corporation, which provides an accounts receivable factoring facility for our Company.  In connection with the transactions contemplated by the loan agreement, we entered into a pledge agreement and Ronco Marketing Corporation executed a guaranty in favor of Crossroads Financial. Under these agreements, our obligations under this facility are secured by a lien on substantially all the assets of our Company including a pledge of the equity interests of its subsidiary, Ronco Marketing Corporation, and a secured guaranty by Ronco Marketing Corporation. This facility contains limited covenants, including covenants that we not sell or dispose of assets or properties other than inventory sold in the ordinary course of business, and that we keep the collateral free and clear of liens, except certain permitted liens. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default.  The loan can be prepaid upon payment of a prepayment penalty of $12,000 per month for each month remaining in the prepayment period (which includes the number of months remaining in the term at the time of the prepayment), with a minimum prepayment penalty of $100,000.

Going Concern

We incurred net losses of approximately $44.4 million for the year ended June 30, 2006, and had a working capital deficiency of approximately $12.9 million as of June 30, 2006. We have suffered significant losses from continuing operation and have negative cash flows from operation. These conditions raise substantial doubt about our ability to continue as a going concern.

We currently plan to raise additional capital through one or more debt or equity financing transactions. On October 6, 2006, we closed a debt financing transaction with Crossroads Capital relating to a credit facility of up to $4.0 million. However, funds available through this facility with Crossroads Capital may not be sufficient to finance our working capital requirements, and we may need to obtain additional funds in the immediate future. The additional funding we require may not be available on acceptable terms or at all and, if obtained through an equity financing transaction, could result in significant dilution.

If we are unable to obtain adequate funding or sufficiently increase our revenues from the sale of our products to support our working capital needs, we could be required to significantly curtail or even shutdown our operations.

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

Contractual Obligations and Commercial Commitments

The following table illustrates our contractual obligations and commercial commitments as of June 30, 2006 and include the effects of our acquisition of the Ronco business.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	45,613	10,947	21,894	12,772	—
Long-Term Debt Obligations, reclassified as Current Debt (2)	15,131,724	15,131,724	—	—	—
Operating Lease Obligations	7,351,532	495,605	1,379,393	1,464,408	4,012,126
Purchase Obligations (3)	5,867,494	5,867,494	—	—	—
Total	28,396,363	21,505,770	1,401,287	1,477,180	4,012,126

(1)	Excludes contractual obligations with a term of 30 days or less.
(2)
Includes promissory notes to Seller Entities of $13,591,539 and the loan from Sander, Morris Harris of $1,540,185 that may have an occurence of default, and are classified as current on the financial statements.

(3)	$5,867,494 are purchase orders for future sales.

Our principal executive offices are located at 61 Moreland Road, Simi Valley, CA 93065, where we lease office space and a storage facility for approximately $56,000 per month.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended June 30, 2006.

We do not believe that inflation or changing prices has had a material impact on our net sales, revenues or income from continuing operations for the year ended June 30, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which includes changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading, speculative or hedging purposes.

Our revolving line of credit with Wells Fargo in the original principal amount of $1,234,000 bears interest at 1% above LIBOR, which was 6.375% at June 30, 2006 or ½% below prime, at the Company’s option. This facility expires, and all outstanding amounts become due, on September 20, 2006. As of August 31, 2006, the loan was fully repaid.

The fees due under our factoring agreement also vary between 2% and 5.75% depending on whether the account is collected in less than 15 days or in up to 75 days. The rate goes up by 1% every 15 days thereafter and there is no maximum rate. The fees are not tied to interest rates. As of September 28, 2006 we had assigned $2.9 million of our accounts receivable to this factor. Our factoring agreement terminated on May 1, 2006, but the agreement has been extended on a month to month basis. On October 6, 2006 we extended our factoring agreement until October 1, 2007.

We enter into a significant amount of purchase obligations outside of the United States, primarily in China, which are settled in U.S. dollars. Therefore, we believe we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-25 at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company establishes and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and reported to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, misstatements due to error or fraud may occur and not be detected. These limitations include the circumstances that breakdowns can occur as a result of error or mistake, the exercise of judgment by individuals or that controls can be circumvented by acts of misconduct. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.

Based on their evaluation, as of June 30, 2006, the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on our identification of three weaknesses in our internal controls over financial reporting as of June 30, 2006. The material weaknesses are:

Accounts Receivables and Sales

We have inadequately designed processes to properly account for our direct response sales and account receivables balance on a timely basis.

Our reporting system includes free trials in sales and accounts receivable when the free trial order is shipped. In addition, for items shipped as free trial offers, if upon 30 day free trial period expiration the product was not returned, and the credit card could not be charged because it was cancelled, the reporting system will recognize the amount in accounts receivable but not in the sales reports.

For some multiple payment customers with orders with multiple ship dates, it was noted that while the unearned revenue is properly recorded for the unshipped portion at the time of the first shipment, accounts receivable due shows the entire balance of the order, shipped or unshipped. While this error is automatically fixed when the entire order is shipped, it may impact sales cut-off at the end of a reporting period.

We are in the process of upgrading the reporting capabilities on our direct response sales and accounts receivable database and expect to have this issue resolved by December 31, 2006.

Journal Entries

We have inadequately documented the journal entries made to our general ledger.

During our year end audit our independent auditors upon their review of our general journal entries revealed that the explanations accompanying the entries were inadequate in many instances.

We have instituted revised documentation policies relating to routine and non- routine journal entries, and as of October 12, 2006, believe that these issues have been resolved.

Inventory

We have inadequately designed processes to properly account for our inventory balance on a timely basis.

Our perpetual inventory records are maintained on spreadsheets through a collaborative effort of the sales and purchasing departments. The individual SKU’s in the spreadsheets are then assigned values obtained through the Inventory Great Plains Accounting system landed cost module. The module tracks goods received and shipments of inventory to wholesale customers but is not integrated with the accounts receivable system for direct response orders. There is also no automated or integrated warehouse management system in place to track shipments, receipts and returns.

In addition, it is the Company’s current practice to dispose of the signed and dated inventory pick tickets once the shipping information is entered into the accounts receivable system for direct response by customer service. Documents requesting inventory shipment are being prepared but there is no consistent documentation that the items were actually shipped.

We are currently evaluating and researching various warehouse software solutions to determine which one best fits our business. We expect to complete our evaluation and implementation by June 30, 2007. In addition, we are currently implementing procedures to keep all inventory pick tickets and creating a standardize document for shipped items. We expect to have this fully implemented by March 31, 2007.

These matters have been discussed among management, the audit committee and our independent registered public accountants.

As a result of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly reflect the form and substance of transactions and fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of September 30, 2006.

Name	Age	Position(s)
Paul Kabashima	62	Interim Chief Executive Officer, Interim President, Chief Operating Officer
Ronald C. Stone	48	Chief Financial Officer
Harold D. Kahn	60	Director
Thomas J. Lykos, Jr.	49	Director
John S. Reiland	57	Director
Richard F. Allen, Sr.	58	Director

Paul Kabashima was appointed as the Company's Chief Operating Officer on November 8, 2005 and as its interim Chief Financial Officer on April 18, 2006, In addition, Mr. Kabashima was also appointed as the Interim Chief Executive Officer and Interim President on August 9, 2006. From 1990 to 2005, Mr. Kabashima was employed by Mitsui & Co. (U.S.A.), Inc., the largest wholly owned subsidiary of Mitsui & Co. Ltd. Japan which, through its operating divisions, is an exporter of American products throughout the world. Mr. Kabashima served in several capacities at Mitsui U.S.A., including business coordinator, administrative manager, senior manager, accounting and administration and deputy general manager. From 1997 to the present, he was a director and member of the executive compensation committee of Hannibal Industries, Inc. a privately owned fabricator of industrial tubing and warehouse storage racks. From 1993 to 2003, Mr. Kabashima was a director of Weisner Steel Products, Inc., a privately owned distributor of steel safety and harnessing products and from 1991 to 1999 he was a director of Davis Wire Corporation, a privately owned manufacturer of wire products for agricultural, construction, communication and industrial users. Mr. Kabashima received a Bachelor of Science in Business Administration from California State University at Los Angeles and is a certified public accountant.

Richard F. Allen, Sr.  is our former Chief Executive Officer, President and a member of our board of directors since February 2005. Between February 2005 and June 2005, Mr. Allen was the Chief Executive Officer and President of the predecessor entities. Between 2003 and February 2005, Mr. Allen was a consultant to the predecessor entities, assisting them with structuring financial components for their marketing and sales departments. From 2000 through 2003, Mr. Allen was the President and Chief Executive Officer of Design Textiles International, LLC, a distributor and manufacturer of textile products. Mr. Allen has more than 30 years of experience in international marketing, product development, sourcing, manufacturing, international and domestic retail sales, brand management, financing, exporting and importing. Mr. Allen was the President of American Marketing & Events, Inc. between 1993 and 1995. Mr. Allen served in various executive positions with Milliken & Company (New York) and West Point Pepperell (New York) between 1972 and 1975. Mr. Allen graduated from the University of Arizona with a degree in Political Science and Economics and received a Masters degree in International Management from the American Graduate School of International Management.

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

Thomas J. Lykos, Jr., is a member of our board of directors, a position he has held since December 2005. From May 1995 to the present, Mr. Lykos has been a founder and President of Home and Hearth, Inc., a developer and operator of economy extended-stay hotels. From 1990 to 1995, Mr. Lykos served as Director of the Financial Institutions Group at Rauscher Pierce Refsnes, a full service investment bank, where he specialized in public and private offerings and mergers and acquisitions in a variety of industries including banks, thrifts, real estate investment trusts, mortgage banks and insurance companies. From 1988 to 1990, Mr. Lykos served as a Deputy Director of the FSLIC specializing in the resolution of insolvent financial institutions. From 1983 to 1988, Mr. Lykos served as Legal Counsel to the Senate Committee on Banking, Housing and Urban Affairs and Legal Counsel to the House Committee of Energy and Commerce in Washington, D.C. From 1982 to 1983, Mr. Lykos was an attorney for the United States Securities and Exchange Commission in the Division of Enforcement, and between 1981 and 1982, he was a corporate litigation attorney with the law firm of Bracewell and Patterson in Washington, D.C. Mr. Lykos received a Bachelor of Arts degree from Harvard College and a Juris Doctor from the University of Texas School of Law.

John S. Reiland was appointed to the Company’s Board of Directors on June 9, 2006 pursuant to the terms of the Loan Agreement described above. Subject to the Board of Directors final confirmation of Mr. Reiland’s compliance with all of the independence and knowledge requirements imposed by the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market, and the other rules and regulations promulgated by the Securities and Exchange Commission, the Board of Directors appointed Mr. Reiland to serve on its audit committee. Mr. Reiland also serves on the board of directors of Nova Oil, Inc. and New England Pantry, Inc. Since March 2006, Mr. Reiland has been a Senior Financial Analyst for Sanders Morris Harris, the largest investment banking firm headquartered in Texas. From March 2003 until March 2006, he served as the Chief Financial Officer of US Dataworks, a developer of payment processing software focused on the financial services market, federal, state and local governments, billers and retailers. From March 2002 until December 2002, Mr. Reiland was the Interim Chief Executive Officer of New England Pantry, a New England-based convenience store chain. From November 2000 to February 2002, he was Chief Executive Officer of ServiceIQ, a privately held developmental stage company developing wireless communications devices for the field service industry. Mr. Reiland is a certified public accountant and began his career at Price Waterhouse & Co. from 1973 to 1978. He received his B.B.A. from the University of Houston in 1973.

Ronald C. Stone served as the Company’s Vice President of Finance and Corporate Controller from September 2005 to September 2006. From May 2005 to August 2005, Mr. Stone served as the named principle of Stone Consulting, a provider of business consulting services. Mr. Stone served as the Chief Financial Officer and Chief Operating Officer of Jill Kelly Productions, Inc., a production company, from September 2003 to April 2005. From May 2002 to August 2003, Mr. Stone served as the Controller of Jill Kelly Productions. Mr. Stone served as Chief Financial Officer of Linear Industries, Ltd. and Lintech Motion Control, Inc., which are each manufacturing and engineering companies in the motion control field, from January 1997 to April 2002. Mr. Stone received a B.A. in History from the University of California, Los Angeles and is a certified public accountant.

Karen Allen, our former Vice President of Product Development, is the wife of Mr. Allen, our former Chief Executive Officer, President and member of our board of directors. Mrs. Allen received an annual salary of $170,000. There are no other family relationships among our directors and executive officers.

None of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy.; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and where judgment has not been reversed, suspended or vacated.

Board of Directors and Committees

As of September 30, 2006, our board of directors consisted of four members. We established audit and compensation committees that meet the criteria for independence under, and other applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the NASDAQ Stock Market and the rules and regulations adopted by the SEC. In addition, we plan to establish a nominating committee consisting of our entire board of directors. Our board of directors has adopted charters for these three committees. We are currently redesigning our website and intend to make the text of these charters available on our website at www.ronco.com.

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

John S. Reiland, Thomas J Lykos JR and Harold D Kahn are members of our audit committee. Our board of directors has appointed John S. Reiland as the chairman of the audit committee. Mr. Reiland is qualified as an audit committee financial expert. Before June 30, 2005, our business was operated by companies that were not subject to public reporting requirements and these companies were not historically required to include on their board any person meeting the qualifications of an audit committee financial expert. We plan to change the composition of our board of directors to include at least one person qualifying as an audit committee financial expert.

Compensation Committee

The compensation committee is responsible for recommending to our board of directors the compensation for our executives. The compensation committee determines our general compensation policies and the compensation provided to our directors and executive officers. The compensation committee reviews and recommends bonuses for our officers and certain other employees. In addition, the compensation committee will review and determine equity-based compensation for our directors, officers, employees and consultants, and administer our stock option plans, employee stock purchase plans and other benefit plans. Our compensation committee members are John S. Reiland, Thomas J Lykos JR and Harold D Khan.

Executive Committee

Our executive committee consists of John S. Reiland, Thomas J. Lykos, Jr. and Harold D. Kahn. Our executive committee has been established by the Board and is authorized to the fullest extent permitted by the Delaware General Corporation Law and the Bylaws. The executive committee has the power and the authority, among other things, to declare a dividend and to authorize the issuance of stock, setting the agenda for board of directors meetings, establishing procedures for our shareholders to communicate with our board of directors and reviewing and approving our management operating plan.

Nominating Committee

Our executive committee will act as our nominating committee and will be responsible for assisting in the selection of individuals as nominees for election to the board of directors at annual meetings of our stockholders and for filling any vacancies or newly created directorships on our board of directors. The nominating committee will make recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These individuals are required by the SEC's regulations to furnish us with copies of all Section 16(a) reports filed by such persons. To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners for the fiscal year ended June 30, 2006 were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation for services rendered to us in all capacities for the year ended June 30, 2006, nine months ended June 30, 2005, September 30, 2004 and year ended December 31, 2003, for our Chief Executive Officer and our Chief Financial Officer.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Year	Salary (1)($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)
Richard F. Allen, Sr.	2006	$246,154		-		$58,546	(3)	-
Former President, Chief	2005	$108,933	(4)	$315,000	(5)			$3,009,177	(6)
Executive Officer and Current Director	2004	-		-		-		-

Evan Warshawsky	2006	$169,024		-		$18,508	(2)	-
Chief Financial Officer	2005	$112,500	(7)	$150,000	(8)			601,837	(9)
and Secretary	2004	$112,500	(10)	-		-		-
	2003	$123,333	(12)	-		-		-

Paul Kabashima	2006	$130,769	(11)	-		$9,305	(2)	-
President, Interim Chief Executive Officer
Chief Operating Officer	2005	-		-		-		-

(1)	Includes medical insurance reimbursements.

(2)
Perquisites, including car allowances, and other personal benefits received by the named executive officers, in the aggregate, do not exceed the lesser of $50,000 or 15% of any such named executive officer's total annual compensation.

(3)	Perquisites received by Mr. Allen, include car allowances of $22,420 and other personal benefits of $36,126.

(4)	Reflects amount received by Mr. Allen as Chief Executive Officer of Ronco Inventions, LLC, one of the predecessor entities, for the nine months ended June 29, 2005.

(5)	Reflects bonus paid to Mr. Allen upon completion of the acquisition of the Ronco business that closed on June 30, 2005.

(6)
Reflects value of 480,188 shares of our common stock issued, and 320,125 shares of our common stock to be issued, to Mr. Allen pursuant to the terms of his employment agreement and restricted stock purchase agreement with us. Half of the 320,125 shares will be issued to Mr. Allen on each of the first two anniversaries of June 30, 2005. Mr. Allen purchased 480,188 shares from us at $0.01 per share on June 30, 2005 and will purchase the remaining 320,125 shares at the same price. The fair market value of Mr. Allen's common stock is based on the $3.77 per share price of the Series A Convertible Preferred Stock sold to investors on June 30, 2005. These shares are subject to repurchase by us, at our option, for $0.01 per share, exercisable if Mr. Allen voluntarily terminates his employment with us prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if we terminate Mr. Allen's employment on or before June 30, 2007 for “cause,” we have the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment.

(7)	Reflects amount paid to Mr. Warshawsky as an executive of Ronco Inventions, LLC, one of the predecessor entities, for the nine months ended June 29, 2005.

(8)	Reflects bonus paid to Mr. Warshawsky upon completion of the acquisition of the Ronco business that closed in June 2005.

(9)
Reflects value of 160,063 shares of our common stock issued to Mr. Warshawsky under his employment agreement and restricted stock purchase agreement with us. Mr. Warshawsky purchased these shares for $0.01 per share on June 30, 2005, subject to our right to repurchase the shares upon Mr. Warshawsky's voluntary termination of his employment or our termination of his employment for “cause.” The fair market value of Mr. Warshawsky's common stock is based on the $3.77 per share price of the Series A Convertible Preferred Stock sold to investors on June 30, 2005. Our repurchase option lapsed with respect to 50% of the shares on June 30, 2005. Our repurchase right will lapse with respect to 25% of the shares on each of the first two anniversaries of June 30, 2005. In addition, our option to repurchase the shares will immediately lapse if Mr. Warshawsky's employment is terminated without “cause.”

(10)	Reflects amount paid to Mr. Warshawsky as President of Ronco Inventions, LLC, one of the predecessor entities, for the nine months ended September 30, 2004.

(11)	Reflects the amounts paid to Mr. Kabashima from November 2005 to June 30, 2006.

(12)	Reflects amount paid to Mr. Warshawsky as President of Ronco Inventions, LLC, one of the predecessor entities, for the year ended December 31, 2003.

Employment Agreement with Richard F. Allen, Sr.

We entered into an employment agreement with Richard F. Allen, Sr., commencing on June 30, 2005, which has an initial term of four years and a provision for automatic renewal for additional one year periods if the employment agreement is not earlier terminated. Mr. Allen served as our President and Chief Executive Officer and is a member of our board of directors. Mr. Allen receives a base salary of $250,000 per year and is entitled to a discretionary bonus of up to $600,000 per year. The amount of Mr. Allen's bonus will be determined by our compensation committee, and will be based on the achievement of certain financial milestones as determined by the compensation committee.

On June 30, 2005, the commencement date of Mr. Allen's employment agreement, we paid Mr. Allen a one-time cash bonus of $315,000 in consideration of his role in the consummation of the transactions that resulted in the acquisition of the Ronco business. Mr. Allen also received the right to purchase 800,313 restricted shares of our common stock pursuant to a restricted stock purchase agreement at a price of $0.01 per share. Mr. Allen purchased 60% of these shares (480,188) on June 30, 2005, and is entitled to purchase an additional 160,063 shares on June 30, 2006 and an additional 160,062 shares on June 30, 2007. These shares are subject to repurchase by us, at our option, for $0.01 per share, if Mr. Allen voluntarily terminates his employment with us prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if we terminate Mr. Allen's employment on or before June 30, 2007 for “cause,” we have the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment. In addition, our option to repurchase these shares will immediately lapse if we terminate Mr. Allen's employment without “cause.”

Mr. Allen's employment agreement would be terminated under its terms upon the death or disability of Mr. Allen. We will also pay for a $1,000,000 life insurance policy for Mr. Allen with the proceeds to be paid to his estate. If we terminate his employment agreement for “cause” (as defined in the agreement) or if Mr. Allen terminates his employment voluntarily for any reason before the end of the term, Mr. Allen will be entitled to receive his base salary through the termination date in addition to his pro rata bonus. If Mr. Allen's employment is terminated by us without “cause,” then he will be entitled to receive: (i) accrued compensation through the termination date; (ii) a single sum payment of $1,000,000; and (iii) reimbursement for the cost of up to the first 12 months of continuing group health plan coverage that Mr. Allen and his covered dependents would be entitled to receive under federal law.

Mr. Allen's employment agreement entitles him to participate in our employee benefit plans, including any pension, group health, long term disability, group life insurance, and any other welfare and fringe benefit plans, arrangements and programs we sponsor or maintain for our employees or senior executives. We will also reimburse Mr. Allen for any reasonable expenses he incurs in carrying out his duties and responsibilities for and on our behalf and we will provide him with the use of an automobile of his choice including monthly lease payments of up to $1,000 and other costs including fuel, maintenance and insurance coverage.

Mr. Allen's employment agreement also contains non-competition and non-solicitation provisions, which restrict him from (1) competing with our business during his employment with us and for a period of three years after his employment terminates, and (2) soliciting any of our employees or customers during his employment with us and for a period of two years after his employment terminates.

On August 9, 2006, we terminated the employment of Richard F. Allen, Sr. as President and Chief Executive Officer of the Company effective as of this date. Mr. Allen continues to serve as a director of the Company.

Employment Agreement with Evan J. Warshawsky

Effective June 30, 2005, we entered into an employment agreement with Evan J. Warshawsky, which has an initial term of three years. Mr. Warshawsky serves as our Chief Financial Officer. Mr. Warshawsky receives a base salary of $200,000 per year and will be entitled to a discretionary bonus of up to $300,000. The amount of Mr. Warshawsky's bonus will be determined by our board of directors, or compensation committee, based on the achievement of certain financial milestones as determined by our board of directors or compensation committee.

On June 30, 2005, the commencement date of Mr. Warshawsky's employment agreement, we paid Mr. Warshawsky a one-time cash bonus of $150,000 in consideration of his role in the transactions that resulted in our acquisition of the Ronco business. In addition, Mr. Warshawsky also received the right to purchase 160,063 restricted shares of our common stock pursuant to a restricted stock purchase agreement, at a price of $0.01 per share, subject to our right to repurchase the shares upon Mr. Warshawsky's voluntary termination of his employment or our termination of his employment for “cause.” Our repurchase option lapsed on June 30, 2005 with respect to 50% of the shares. Our repurchase right will lapse with respect to 25% of the shares on each of the first two anniversaries of June 30, 2005. In addition, our option to repurchase the shares will immediately lapse if Mr. Warshawsky's employment is terminated without “cause.” On June 30, 2005, Mr. Warshawsky exercised his right to purchase the shares and we issued such shares of our common stock to Mr. Warshawsky as of that date.

Mr. Warshawsky's employment agreement would be terminated under its terms upon his death or disability. In the event of his death or disability, we will pay Mr. Warshawsky any accrued base salary through the termination date and the cost of six months (in the event of his death) or twelve months (in the event of his disability) of continuing group health plan coverage that he and his covered dependents would be entitled to receive under federal law. If we terminate his employment agreement for “cause” or if Mr. Warshawsky terminates his employment voluntarily for any reason before the end of the term, Mr. Warshawsky will be entitled to receive his base salary through the date his employment terminates in addition to his pro rata bonus. If Mr. Warshawsky's employment is terminated by us without “cause” then he will be entitled to receive: (i) accrued compensation through the termination date; (ii) an amount equal to three times his then current base salary; and (iii) reimbursement for the cost of up to the first 12 months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents would be entitled to receive under federal law.

Mr. Warshawsky's employment agreement entitles him to participate in our employee benefit plans, including any pension, group health, long term disability, group life insurance, and any other welfare and fringe benefit plans, arrangements and programs we sponsor or maintain for our employees or senior executives. We will also reimburse Mr. Warshawsky for any reasonable expenses he incurs in carrying out his duties and responsibilities for and on our behalf and we will provide him with the use of an automobile of his choice including monthly lease payments of up to $750 and other costs including fuel, maintenance and insurance coverage.

Mr. Warshawsky's employment agreement also contains non-competition and non-solicitation provisions, which restrict him from (1) competing with our business during his employment with us and for a period of two years after his employment terminates voluntarily or for cause or for a period of one year if his employment is terminated by us without cause, and (2) soliciting any of our employees or customers during his employment with us and for a period of two years after his employment terminates.

In April 2006, we terminated Mr. Warshawsky’s employment.

Compensation of Directors

Each member of our board of directors who is not one of our employees receives an annual retainer of $25,000 and $1,500 for each meeting of our board of directors attended. In addition, we will pay for reasonable travel expenses. Under the stock incentive plan that we intend to adopt, non-employee directors may be granted options to purchase shares of our common stock. Former directors, Messrs. Martin and Mockenhaupt have each waived the right to the $25,000 annual retainer and the grant of stock options. Mr. Reiland has also waived the right to the $25,000 annual retainer and the grant of stock options.

Our former employee director did not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors do not receive any compensation from us other than the retainer, attendance fees and stock option grants described above. We currently have no employee directors.

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

ITEM 12. SECURITY OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

Set forth below is information as of September 28,2006, as to each class of our equity securities, beneficially owned by all of our directors and each of our executive officers, and all of our directors and executive officers as a group, and each beneficial owner of more than 5% of any class of our voting securities.

Name and Address of		Number of Shares		Percent of
Beneficial Owner	Title of Class	Beneficially Owned(1)		Class

Directors and Executive Officers

Richard F. Allen, Sr.(2)	Common Stock	511,346	(4)	19.5%

	Series A Convertible	31,158	(5)	*
	Preferred Stock

Evan J. Warshawsky (3)	Common Stock	191,226	(6)	7.3%

	Series A Convertible	31,163		*
	Preferred Stock

Harold D. Kahn	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

Thomas J. Lykos	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

Paul Kabashima	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

John S. Reiland (7) (8)	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

All directors and executive	Common Stock	702,572	(9)	26.5%
(current and former) officers
as a group (7 persons)
	Series A Convertible	62,321		*
	Preferred Stock

Name and Address of		Number of Shares		Percent of
Beneficial Owner	Title of Class	Beneficially Owned(1)		Class

5% or greater holders

Entities affiliated with	Common Stock	5,180,802	(7)	66.7%
Sanders Morris Harris, Inc.

320 Park Avenue	Series A Convertible	4,914,135	(8)	32.6%
New York, NY 10022	Preferred Stock

Bookbend & Co.	Common Stock	1,869,694	(10)	41.9%
C/O State Street Bank & Trust

Box 5756	Series A Convertible	1,869,694	(10)	12.4%
Boston, MA 02206	Preferred Stock
	Preferred Stock

Heartland Group, Inc.,	Common Stock	1,762,186	(11)	40.5%
solely on behalf of the

Heartland Value Fund	Series A Convertible	1,762,186	(11)	11.7%
789 North Water Street	Preferred Stock
Suite 500

GLG Partners American Opp Fund	Common Stock	1,174,790	(12)	31.2%
P.O. Box 9080t

Georgetown, Grand Cayman	Series A Convertible	1,174,790	(12)	7.8%
Cayman Islands	Preferred Stock

LBI Group, Inc.	Common Stock	934,847	(13)	26.5%
Lehman Brothers

399 Park Avenue	Series A Convertible	934,847	(13)	6.2%
New York, NY 10022	Preferred Stock

The Quaker Investment Trust -	Common Stock	892,842	(14)	25.6%
Quaker Strategic

Growth Fund	Series A Convertible	892,842	(14)	5.9%
260 Franklin St., 16th Floor	Preferred Stock
#1600
Boston, MA 02110

Topwater Exclusive Fund II LLC	Common Stock	508,685	(15)	16.4%
80 Washington Street

Suite 2-2	Series A Convertible	508,685	(15)	3.4%
South Norwalk, CT 06854	Preferred Stock

Palisades Master Fund L.P.	Common Stock	587,396	(16)	21.9%
C/O PEF Advisors LLC

200 Mansell Court East Suite 5	Series A Convertible	87,396		*
Roswell, GA 30076	Preferred Stock

Name and Address of		Number of Shares		Percent of
Beneficial Owner	Title of Class	Beneficially Owned(1)		Class
BFS US Special Opportunities Trust PLC	Common Stock	311,616	(17)	10.7%

8080 North Central Pkwy	Series A Convertible	311,616	(17)	2.1%
#210	Preferred Stock
Dallas, TX 75206

Renaissance US Growth Investment Trust PLC	Common Stock	311,616	(18)	10.7%

8080 North Central Express	Series A Convertible	311,616	(18)	2.1%
Suite 210, LB59	Preferred Stock
Dallas, TX 75206

Stanley Shopkorn	Common Stock	311,616	(19)	10.7%
Shopkorn Associates
410 Park Avenue	Series A Convertible	311,616	(19)	2.1%
New York, NY 100922	Preferred Stock

Tom and Nancy Juda Living Trust	Common Stock	311,616	(20)	10.7%
410 S. Lucerne Boulevard
Los Angeles, California 90020	Series A Convertible	311,616	(20)	2.1%
	Preferred Stock

Apogee Fund, L.P.	Common Stock	233,713	(21)	8.3%
201 Main St, #1555
Ft Worth, TX 76102	Series A Convertible	233,713	(21)	1.5%
	Preferred Stock

Coll International	Common Stock	177,778		6.9%
1330 Avenue of the Americas,
40th Floor	Series A Convertible	0		*
New York, NY 10019	Preferred Stock

Content Holding LLC	Common Stock	177,778		6.9%
1330 Avenue of the Americas,
40th Floor	Series A Convertible	0		*
New York, NY 10019	Preferred Stock

Gilbert Azafrani	Common Stock	160,063	(22)	6.2%
1725 Oceanfront Walk #318
Santa Monica, CA 90401	Series A Convertible	0		*
	Preferred Stock

Sandor Capital Master Fund, L.P.	Common Stock	158,597	(23)	5.8%
2828 Routh Street, #500
Dallas, TX 75201	Series A Convertible	158,597	(23)	1.1%
	Preferred Stock

Name and Address of		Number of Shares		Percent of
Beneficial Owner	Title of Class	Beneficially Owned(1)		Class

Copper Beech Equity Partners LLC	Common Stock	156,862		6.1%
445 Park Avenue, 10th Floor
New York, NY 10022	Series A Convertible	0		*
	Preferred Stock

Anthony & Sandra Mansour Family	Common Stock	155,809	(24)	5.7%
Revocable Trust 12/17/85
4477 Golden Foothill Parkway	Series A Convertible	155,809	(24)	1.0%
El Dorado Hills, CA 95762	Preferred Stock

Alpha Capital	Common Stock	155,808	(25)	5.7%
LH Financial
160 Central Park, S., #2701	Series A Convertible	155,808	(25)	1.0%
New York, NY 10021	Preferred Stock

Paul Wallace	Common Stock	133,334		5.1%
156 West 56th Street, Suite 1604
New York, NY 10019	Series A Convertible	0		*
	Preferred Stock

* Indicates less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, a person is deemed to beneficially own a security if that person has or shares voting power or investment power with respect to that security, or has the right to acquire beneficial ownership of that security within 60 days, including through the exercise of any option, warrant or other right or the conversion of any other security. More than one person may be considered to beneficially own the same security. Percentage of class is based on 2,591,605 shares of common stock outstanding as of September 28, 2006. Percentage of Series A Convertible Preferred Stock is based on 15,080,932 shares of Series A Convertible Preferred Stock outstanding as of September 28, 2006, not including an additional four shares of Series A Convertible Preferred Stock that were paid for but that have not yet been issued. Securities that are exercisable or convertible into shares of our common stock within 60 days of the date of this prospectus are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity. Percentage of class does not include shares of Series A Convertible Preferred Stock payable as a dividend on the outstanding shares of Series A Convertible Preferred Stock or issuable in payment of penalties associated with this registration statement. See “Description of Securities-Preferred Stock.”

(2)	The address for Mr. Allen and Warshawsky is 21344 3445 Twin Lake Ridge, Westlake Village CA 91361.

(3)	The address for Mr. Warshawsky is 11768 J Moorpark St, Studio City CA 91604.

(4)
Consists of 480,188 shares of our common stock held individually by Mr. Allen and 31,158 shares of our Series A Convertible Preferred Stock, including an additional four shares of Series A Convertible Preferred Stock that were paid for but that were not issued as of the date of this prospectus held by The Allen Peyser Family Trust of which Mr. Allen and his spouse, Karen Allen, are trustees and who both exercise voting and investment power over the shares. Mr. Allen and his spouse disclaim beneficiary ownership of the shares held by The Allen Peyser Family Trust. The shares of common stock are subject to repurchase by us, at our option, for $0.01 per share, exercisable if Mr. Allen voluntarily terminates his employment with us prior to June 30, 2008 or if certain performance targets are not satisfied. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(5)
Consists of 31,158 shares of Series A Convertible Preferred Stock including four shares of Series A Convertible Preferred Stock that were paid for but that were not issued as of the date of this prospectus held by The Allen Peyser Family Trust of which Mr. Allen and his spouse, Karen Allen, are trustees and who both exercise voting and investment power over the shares. Mr. Allen and his spouse disclaim beneficiaries ownership of the shares held by The Allen Peyser Family Trust.

(6)
Consists of 160,063 shares of our common stock and 31,163 shares of our Series A Convertible Preferred Stock. Mr. Warshawsky acquired the shares of common stock subject to repurchase by us, at our option, for $0.01 per share, exercisable if Mr. Warshawsky voluntary terminates his employment or we terminate his employment for “cause.” Our repurchase option lapsed with respect to 50% of these shares on June 30, 2005. Our repurchase option will lapse with respect to 25% of these shares on each of the first two anniversaries of June 30, 2005. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(7)
Consists of an aggregate of 4,914,135 shares of our Series A Convertible Preferred Stock held by Sanders Opportunity Fund (Institutional), L.P., and Sanders Opportunity Fund, L.P. and a warrant to purchase 266,667 shares of our common stock held by Sanders Morris Harris, Inc., our placement agent and a subsidiary of Sanders Morris Harris Group, Inc. Don Sanders exercises voting and investment powers for these shares. Although Don Sanders may be deemed to be the beneficial owner, Don Sanders disclaims beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional), L.P., Sanders Opportunity Fund, L.P. and Sanders Morris Harris Inc. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder. Mr. Reiland is a member of our board of directors and a Senior Financial Analyst at Sanders Morris Harris, Inc. Mr. Reiland disclaims beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional), L.P., Sanders Opportunity Fund, L.P. and Sanders Morris Harris, Inc.

(8)
Consists of an aggregate of 4,914,135 shares of our Series A Convertible Preferred Stock held by Sanders Opportunity Fund (Institutional), L.P. and Sanders Opportunity Fund, L.P. Don Sanders exercises voting and investment powers for these shares. Although Don Sanders may be deemed to be the beneficial owner, Don Sanders disclaims beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional) L.P. and Sanders Opportunity Fund, L.P. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder. Mr. Reiland is a member of our board of directors and a Senior Financial Analyst at Sanders Morris Harris, Inc. Mr. Reiland disclaims beneficial ownership of the shares owned by Sanders Opportunity Fund (Institutional), L.P., Sanders Opportunity Fund, L.P. and Sanders Morris Harris, Inc.

(9)	Consists of shares beneficially owned by Messrs. Allen and Warshawsky.

(10)
Consists of 1,869,694 shares of our Series A Convertible Preferred Stock. William Bales exercises voting and investment powers for these shares. Although Mr. Bales may be deemed to be the beneficial owner, Mr. Bales disclaims beneficial ownership of the shares owned by Bookbend & Co. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(11)
Consists of 1,762,186 shares of our Series A Convertible Preferred Stock. Paul Beste exercises voting and investment powers for these shares. Although Mr. Beste may be deemed to be the beneficial owner, Mr. Beste disclaims beneficial ownership of the shares owned by Heartland Group, Inc. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(12)
Consists of 1,174,790 shares of our Series A Convertible Preferred Stock. Noam Gottesman exercises voting and investment powers for these shares. Although Mr. Gottesman may be deemed to be the beneficial owner, Mr. Gottesman disclaims beneficial ownership of the shares owned by GLG Partners American Opp Fund. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(13)	LBI Group, Inc. is a wholly-owned subsidiary of Lehman Brothers, Inc., which is a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., which is a public company.

(14)
Consists of 892,842 shares of our Series A Convertible Preferred Stock. Manu Daftary exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(15)
Consists of 508,685 shares of our Series A Convertible Preferred Stock. Travis Taylor and Manu Daftary exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(16)
Consists of 500,000 shares of our common stock and 87,396 shares of our Series A Convertible Preferred Stock. The shares of common stock are subject to repurchase by us, at our option, for $0.01 per share, Paul Mannion and Andy Reckles exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(17)
Consists of 311,616 shares of our Series A Convertible Preferred Stock. Russell Cleveland exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(18)
Consists of 311,616 shares of our Series A Convertible Preferred Stock. Russell Cleveland exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(19)	Consists of 311,616 shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(20)
Consists of 311,616 shares of our Series A Convertible Preferred Stock. Tom Juda and Nancy Juda exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(21)
Consists of 233,713 shares of our Series A Convertible Preferred Stock. Emmett Murphy exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(22)	Mr. Azafrani was our general counsel.

(23)
Consists of 158,597 shares of our Series A Convertible Preferred Stock. John Lemak exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(24)
Consists of 155,809 shares of our Series A Convertible Preferred Stock. Anthony Mansour exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(25)
Consists of 155,808 shares of our Series A Convertible Preferred Stock. Konrad Ackerman and Rainer Posch exercise voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Origins of the Ronco Asset Purchase

In October 2003, Richard F. Allen, Sr., our former President and Chief Executive Officer, commenced discussions with Mr. Ronald M. Popeil regarding the possibility of affecting the purchase of the business of Ronco Inventions, LLC and other entities affiliated with Mr. Popeil, which we refer to as the predecessor entities. Mr. Allen enlisted the assistance of UCC Capital Corporation, an advisory firm based in New York, and certain of its principals, who we refer to collectively as the promoters to provide advice on the specific structure of the proposed asset purchase.

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

Preferred Stock Financing

On June 30, 2005, we issued and sold 13,262,600 shares of Series A Convertible Preferred Stock for a purchase price of $3.77 per share to certain investors, including to certain beneficial owners of more than 5% of our voting securities and Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our former Chief Executive Officer and former Chief Financial Officer, respectively. We sold the Series A Convertible Preferred Stock for total proceeds of $50 million to finance the cash portion of the purchase price of the assets that we acquired from Mr. Ronald M. Popeil and the predecessor entities. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 13,262,600 shares of our common stock, as such number may be adjusted in the future. See “Business-The Ronco Acquisition.”

Registration Rights Agreement

On June 30, 2005, we entered into a registration rights agreement with the purchasers of our Series A Convertible Preferred Stock (including certain beneficial owners of more than 5% of our voting securities, Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our former Chief Executive Officer and former Chief Financial Officer, respectively), Sanders Morris Harris and certain holders of our common stock. Under the terms of the agreement, we were obligated to file a registration statement covering the resale of certain outstanding shares of common stock, the shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are convertible and into which the warrant issued to Sanders Morris Harris is exercisable. We were obligated to have the registration statement declared effective by October 28, 2005. Because we were unable to meet this deadline, we are liable for a cash payment to the stockholders who are party to the registration rights agreement, equal to one percent of the per share price of the Series A Convertible Preferred Stock, or $500,000, per month. The registration rights agreement also provides that parties to the agreement have the right, under certain circumstances and subject to certain conditions, to require us to register under the Securities Act shares of our common stock held by them, but not registered as discussed above. The registration agreement also provides that we will pay all expenses in connection with any registration. To date we have been unable to complete the registration statement. In June 2006 the Series A Preferred shares holders agreed to waive all penalties related to the registration statement and also agreed to settle all accrued dividends for 2,318,332 shares of Series A Preferred Stock.

Placement Agent Agreement

On May 26, 2005, we entered into a placement agent agreement with Sanders Morris Harris in connection with the preferred stock financing described above. Pursuant to the terms of the placement agent agreement and in consideration of services provided by Sanders Morris Harris, we paid Sanders Morris Harris $3,500,000, issued Sanders Morris Harris a warrant to purchase 266,667 shares of our common stock and reimbursed it for certain out-of-pocket expenses. The warrant has an exercise price of $3.77 per share and is exercisable for five years from July 1, 2005. Messrs. A. Emerson Martin, II and Gregg A. Mockenhaupt are each managing directors of Sanders Morris Harris and were also members of our board of directors when the warrants were issued.

Ronco Marketing Corporation Merger

On June 29, 2005, we closed a merger transaction pursuant to an agreement and plan of merger dated May 23, 2005, by and among us, certain of our stockholders, Ronco Acquisition Corporation (our wholly-owned subsidiary) and Ronco Marketing Corporation. Pursuant to the merger agreement, we acquired Ronco Marketing Corporation by merging Ronco Acquisition Corporation with and into Ronco Marketing Corporation. Ronco Marketing Corporation was the surviving corporation and became our wholly-owned subsidiary. Pursuant to the agreement: (i) each share of our common stock issued and outstanding immediately prior to June 29, 2005 remained issued and outstanding; (ii) each share of Ronco Acquisition Corporation's common stock issued and outstanding immediately prior to June 29, 2005 ceased to be outstanding and was converted into one share of common stock of Ronco Marketing Corporation; and (iii) each share of Ronco Marketing Corporation's common stock issued and outstanding immediately prior to June 29, 2005 ceased to be outstanding and was converted into and exchanged for 1.6452794 shares of our common stock, for an aggregate of 800,002 shares of our common stock.

Indemnification of Directors and Officers

Our certificate of incorporation and bylaws provide for the indemnification of our officers and directors. We intend to enter into indemnification agreements with each of our directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Mahoney Cohen & Company, CPA, P.C., our independent registered public accounting firm, for professional services rendered for the period ended June 30, 2006:

Period Ended
Fee Category	June 30, 2006

Audit Fees (1)	$427,000
Audit-related fees (2)	205,000
Tax fees (3)	13,000
All other fees	0
Total Fees	$645,000

(1)	Consists of fees associated with the annual audit and quarterly review of our financial statements.

(2)	Consists of fees associated with the filing of our S-1.

(3)	Consists of fees associated with the preparation of our corporate income tax return.

Our Board of Directors appointed Mahoney Cohen & Company, CPA, P.C. as our independent auditors for the period ended June 30, 2006. We did not procure any other services from Mahoney Cohen & Company, CPA, P.C. in fiscal 2006 other than as described above.

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

During fiscal 2006, the board of directors pre-approved all audit services and permitted non-audit services performed by our independent registered public accounting firm and did not rely upon the de minimus exceptions described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The board of directors has considered and determined that Mahoney Cohen & Company, CPA, P.C.'s provision of these services is compatible with maintaining its independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

See pages F-1 through F-24 at the end of this report.

FINANCIAL STATEMENT SCHEDULES

RONCO CORPORATION
Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period		Additions Charged to costs and expenses		Deductions		Balance at end of period

Allowance for doubtful accounts and sales returns
Successor:
Year ended June 30, 2006 (a)	$--	(b)	$4,868,944.00	(c)	$(4,505,427)	(d)	$363,517

Predecessor:
Nine months ended June 29, 2005	$1,480,000		$--		$(1,180,000)	(d)	$300,000
Nine months ended September 30, 2004	$5,526,430		$1,474,147		$(5,520,577)	(d)	$1,480,000
Year ended December 31, 2003	$1,835,421		$3,691,009		$--		$5,526,430
Year ended December 31, 2002	$1,075,385		$760,036		$--		$1,835,421

Notes:

(a)	Prior to June 30, 2005, the Predecessor did not track allowance for bad debt and sales returns separately. Since June 30, 2005, the Successor has tracked bad debt and sales returns separately.
(b)	In accordance with purchase accounting, accounts receivable have been recorded at fair value at June 30, 2005 and accordingly no allowance for doubtful accounts and sales returns have been provided.
(c)	Includes $502,517 of bad debt expenses and $4,366,427 of sales returns.
(d)	Accounts written-off against the allowance net of recoveries.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2006		RONCO CORPORATION

By:	/s/ Paul Kabashima

Paul Kabashima . Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr.	Director	October 12, 2006

/s/ Harold D. Kahn
Harold D. Kahn	Director	October 12, 2006

/s/ Thomas J. Lycos, Jr.
Thomas J. Lykos, Jr.	Director	October 12, 2006

/s/ John S. Reiland
John S. Reiland	Director	October 12, 2006

/s/ Ronald C Stone
Ronald C Stone	Chief Financial Officer	October 12, 2006

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 20, 2005, among Ronco Corporation (fka Fi-Tek VII, Inc.), the "FTK Insiders", Ronco Acquisition Corporation and Ronco Marketing Corporation.(4)

2.2
Asset Purchase Agreement dated December 10, 2004, as amended, among Ronco Marketing Corporation and Ronco Inventions, LLC, Popeil Inventions, Inc., RP Productions, Inc., RMP Family Trust and Ronald M. Popeil.(4)

3.1(i)	Certificate of Incorporation of Ronco Corporation (fka Fi-Tek VII, Inc.), as amended.(4)

3.1(ii)	Bylaws of Ronco Corporation (fka Fi-Tek VII, Inc.). (4)

4.1	Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Ronco Corporation. (4)

4.2	Warrant between Ronco Corporation and Sanders Morris Harris Inc. (3)

4.3	Form of Registration Rights Agreement between Ronco Corporation, the parties set forth on the signature page and Exhibit A thereto and other stockholders of the Company. (1)

10.1	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Ronco Inventions, LLC. (5)

10.2	Lock-Up Agreement for Copper Beech Equity Partners dated June 29, 2005. (4)

10.3	Lock-Up Agreement for Content Holding LLC dated June 28, 2005.(4)

10.4	Assignment and Assumption Agreement dated June 30, 2005, between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.5	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Popeil Inventions, Inc. (5)

10.6	Consulting and Advisory Services Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.7	Trademark Co-Existence Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.8	New Product Development Agreement dated June 30, 2005 by and among Ronald M. Popeil and Ronco Marketing Corporation. (5)

10.9	Placement Agent Agreement dated May 26, 2005, between Ronco Marketing Corporation and Sanders Morris Harris. (4)

10.10	Advisory Agreement dated May 20, 2005, between Ronco Marketing Corporation and Copper Beech LLC, Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC. (4)

10.11	Revolving Line of Credit Note dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank, National Association. (5)

10.12	Securities Agreement Securities Account dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank National Association. (5)

10.13	Employment Agreement between Ronco Corporation and Richard F. Allen, Sr. (4)

10.14	Employment Agreement between Ronco Corporation and Evan J. Warshawsky. (4)

10.15	Restricted Stock Purchase Agreement between Ronco Corporation and Richard F. Allen, Sr. dated June 28, 2005. (4)*

10.16	Restricted Stock Purchase Agreement between Ronco Corporation and Evan Warshawsky dated June 29, 2005. (4)*

10.17	Purchase and Sale Agreement by and between Prestige Capital Corporation and Ronco Corporation dated as of October 25, 2005 (2)

10.18	Restricted Stock Purchase Agreement between Ronco Corporation and Gilbert Azafrani dated June 28, 2005. (4)*

10.19	Letter Loan Agreement dated June 9, 2006 between Ronco Corporation and Sanders Morris Harris, Inc. (5)

10.20	Subordinated Promissory Note dated June 9, 2006 issued to Sanders Morris Harris, Inc. in the principal amount of $1,500,000 (5)

10.21	Security Agreement dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

10.22	Assignment of Life Insurance Policy dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

14.1	Code of Business Conduct and Ethics (4)

21.1	Subsidiaries of Ronco Corporation (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)

(1)	Incorporated by reference from Exhibits 10.10 to Form 8-K filed July 1, 2005.

(2)	Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 31, 2005.

(3)	Incorporated by reference from exhibit 10.11 to the Form 10-K filed on November 4, 2005.

(4)	Incorporated by reference from the corresponding exhibit to the Form 10-K filed on November 4, 2005.

(5)	Filed Herewith.

* Management Compensation Plan or Arrangements

RONCO CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm, Mahoney Cohen & Company, CPA, P.C.	F-2 - F-3

Independent Auditors' Report, VELAH Group LLP	F-4

Consolidated Balance Sheets at June 30, 2006 and 2005	F-5

Consolidated and Combined Statements of Operations for the year ended June 30, 2006, June 30, 2005 (Date of Acquisition) (Successor), for the nine months ended June 29, 2005 and September 30, 2004, and for the year ended December 31, 2003 (Predecessor)
F-6

Consolidated and Combined Statements of Stockholders' and Members' Equity (Deficiency) for the year ended June 30, 2006 (Successor), October 15, 2004 (Date of Inception) to June 30, 2005 (Successor), for the nine months ended June 29, 2005 and September 30, 2004, and for the year ended December 31, 2003 (Predecessor)
F-7

Consolidated and Combined Statements of Cash Flows for the year ended June 30, 2006 (Successor), June 30, 2005 (Date of Acquisition) (Successor) for the nine months ended June 29, 2005 and September 30, 2004 and the year ended December 31, 2003 (Predecessor)
F-8 - F-9

Notes to Consolidated and Combined Financial Statements	F-10 - F-24

The following consolidated and combined financial statement schedule is included in Item 15(b):

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ronco Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Ronco Corporation and subsidiary (the “Successor” or “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations and cash flows for the year ended June 30, 2006 and for the one day June 30, 2005 (Date of Acquisition) and stockholders' equity for the year ended June 30, 2006 and for the period October 15, 2004 (Date of Inception) to June 30, 2005. Our audits also included the financial statement schedule listed in the index as Item 15(b) for the year ended June 30, 2006. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ronco Corporation and subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the year ended June 30, 2006 and for the one day June 30, 2005 (Date of Acquisition) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended June 30, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s net loss of approximately $44,420,000 and working capital deficiency of approximately $12,867,000 raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
September 22, 2006, except for Note 22, for which the date is October 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Stockholders
Ronco Inventions, LLC and Affiliated Companies

We have audited the accompanying combined statements of operations, stockholders' and members' deficiency and cash flows of Ronco Inventions, LLC and Affiliated Companies (the “Predecessor” or the “Company”) for the nine months ended June 29, 2005 and September 30, 2004. Our audits also included the financial statement schedule listed in the index as Item 15(b) for the nine months ended June 29, 2005 and September 30, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the combined statements of operations, stockholders' and members' deficiency and cash flows of Ronco Inventions, LLC and Affiliated Companies referred to above present fairly, in all material respects, the results of their operations and their cash flows for the nine months ended June 29, 2005 and September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the nine months ended June 29, 2005 and September 30, 2004, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
October 20, 2005

INDEPENDENT AUDITORS’ REPORT

To the Members and Stockholder
Ronco Inventions, LLC and Affiliated Companies:

We have audited the accompanying combined statements of operations, stockholders’ and members’ deficiency, and cash flows of Ronco Inventions, LLC and Affiliated Companies (collectively, the “Company”), which are under common ownership and common management, for the year ended December 31, 2003. Our audit also includes the financial statement scheduled listed in the index as Item 15(b) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ VELAH Group LLP

Los Angeles, California
August 19, 2004

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

	June 30, 2006	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$425,145	$834,358
Short-term investments	501,942	-
Accounts receivable, net of allowance for doubtful accounts and returns of $363,517 at June 30, 2006	759,758	2,264,315
Inventories	8,372,362	8,968,199
Prepaid expenses and other current assets	632,376	2,537,506
Due from seller entities	-	135,676
Investments	601,783	-
Total current assets	11,293,366	14,740,054
INVESTMENTS	-	1,627,823
PROPERTY AND EQUIPMENT, Net	1,185,227	925,000
OTHER ASSETS:
Production costs, net of accumulated amortization $135,805 at June 30, 2006	71,610	100,000
Deposits	278,578	182,500
DEFERRED INCOME TAXES	-	310,000
INTANGIBLE ASSETS, Net of accumulated amortization and impairment writedown of
$27,513,161 at June 30, 2006	15,410,439	42,923,600
GOODWILL	-	2,953,481
	$28,239,220	$63,762,458

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$384,000	$-
Current maturities of notes payable to seller entities	13,026,085	2,876,000
Current maturities of notes payable	1,507,715	-
Accounts payable	7,432,957	3,156,080
Accrued expenses	1,223,005	430,251
Deferred income	586,363	75,000
Total current liabilities	24,160,125	6,537,331
LONG-TERM LIABILITIES:
Deferred income	182,430	-
Notes payable, less current maturities	31,182	10,282,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 15,580,932 and 13,262,600 shares issued and outstanding at June 30, 2006 and 2005, respectively	156	133
Common stock, $.00001 par value; 500,000,000 shares authorized; 2,091,605 shares issued and outstanding at June 30, 2006 and 2005	21	21
Common stock to be issued	1,206,870	1,206,870
Additional paid-in capital	54,188,321	49,513,066
Deferred compensation	(2,006,118)	(3,310,096)
Accumulated deficit	(49,523,767)	(467,047)
TOTAL STOCKHOLDERS' EQUITY	3,865,483	46,942,947
	$28,239,220	$63,762,458

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005, NINE MONTHS
ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004, AND THE YEAR ENDED DECEMBER 31, 2003

	Successor	Successor	Predecessor	Predecessor	Predecessor
	Year Ended	(Date of Acquisition)	Nine Months	Nine Months Ended	Year Ended
	June 30, 2006	June 30, 2005	Ended June 29, 2005	September 30, 2004	December 31, 2003
Net sales	$58,723,826	$-	$68,985,101	$63,245,257	$93,500,173
Cost of sales	(20,009,445)	-	(16,844,057)	(16,842,282)	(29,274,097)
Gross profit	38,714,381	-	52,141,044	46,402,975	64,226,076

Selling, general and administrative expenses	56,968,807	765,967	50,446,473	53,216,762	67,652,570
Impairment loss on goodwill	2,953,481	-	-	-	-
Impairment loss on intangibles	21,567,435	-	-	-	-
Impairment loss on equipment	-	-	-	771,048	-
	81,489,723	765,967	50,446,473	53,987,810	67,652,570
Income (loss) from operations	(42,775,342)	(765,967)	1,694,571	(7,584,835)	(3,426,494)

Other income (loss), net	-	-	(7,840)	-	385,992
Interest expense, net of interest income of $112,915, $104,251, and $133,830 - June 30, 2006, June 29, 2005 and September 30, 2004, respectively	(1,335,038)	-	(2,824,260)	(120,482)	-
Loss before income taxes (benefit)	(44,110,380)	(765,967)	(1,137,529)	(7,705,317)	(3,040,502)
Income taxes (benefit)	310,000	(310,000)	-	-	-
Net loss	(44,420,380)	(455,967)	(1,137,529)	(7,705,317)	(3,040,502)
Preferred stock dividends	4,636,340	-	-	-	-
Net loss attributable to common stockholders	$(49,056,720)	$(455,967)	(1,137,529)	(7,705,317)	$(3,040,502)
Pro forma tax benefit (unaudited)			(455,012)	(3,082,127)
Pro forma net loss (unaudited)			$(682,517)	$(4,623,190)

NET LOSS PER SHARE:
Loss per share attributable to common stockholders - basic and diluted	$(23.45)	$(0.22)	N/A	N/A	N/A
Pro forma loss per share attributable to common stockholders- basic and diluted (unaudited)	N/A	N/A	$(0.33)	$(2.21)	N/A
Weighted average shares outstanding - basic and diluted	2,091,605	2,091,605	N/A	N/A	N/A
Pro forma weighted average shares outstanding - basic and diluted (unaudited)	N/A	N/A	2,091,605	2,091,605	N/A

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS'
AND MEMBERS' EQUITY (DEFICIENCY)

FOR THE YEAR ENDED JUNE 30, 2006, THE PERIOD FROM OCTOBER 15, 2004
(DATE OF INCEPTION) TO JUNE 30, 2005, NINE MONTHS
ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003

Successor:
			Series A Convertible
	Common Stock		Preferred Stock		Common Stock	Additional
	Shares	Amount	Shares	Amount	To Be Issued	Paid-InCapital	Deferred Compensation	Accumulated Deficit	Total

BALANCE, beginning at October 15, 2004 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of Common Stock	800,002	8				3,237			3,245
Recapitalization of Fi-Tek VII, Inc.	477,639	5				11,784			11,789
Issuance of Preferred Stock			13,262,600	133		49,999,867			50,000,000
Issuance costs on Preferred Stock						(3,570,460)			(3,570,460)
Issuance of Common Stock to officers at fair value (cash received $6,403)	640,251	6				2,413,741	(2,106,426)		307,321
Issuance of Common Stock for transaction costs at fair value (cash received $1,601)	173,713	2				654,897			654,899
Common Stock to be issued to officer as deferred compensation at fair value (cash received $3,200)					1,206,870		(1,203,670)		3,200
Net Loss								(467,047)	(467,047)

BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947
Preferred Stock dividends			2,318,332	23		4,636,317		(4,636,340)	-
Amortization of deferred compensation expense							1,303,978		1,303,978
Options issued to member of the Board of Directors						38,938			38,938
Net Loss								(44,420,380)	(44,420,380)

BALANCE, June 30, 2006	2,091,605	$21	15,580,932	$156	$1,206,870	$54,188,321	$(2,006,118)	$(49,523,767)	$3,865,483

Predecessor:
	Popeil Inventions, Inc.		R.P. Productions, Inc.				Ronco
	Common Stock		Common Stock		Additional		Inventions, LLC
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Members' Deficit	Total
BALANCE, December 31, 2002	1,000	$1,000	100	$1	$1,194,375	$(18,417,039)	$(8,422,230)	$(25,643,893)
Net loss						(364,024)	(2,676,478)	(3,040,502)

BALANCE, December 31, 2003	1,000	$1,000	100	1	1,194,375	(18,781,063)	(11,098,708)	(28,684,395)
Net loss						(5,018,727)	(2,686,590)	(7,705,317)

BALANCE, September 30, 2004	1,000	$1,000	100	1	1,194,375	(23,799,790)	(13,785,298)	(36,389,712)
Net loss (Income)						2,110,822	(3,248,351)	(1,137,529)
Sale of assets to Successor	(1,000)	(1,000)	(100)	(1)	(1,194,375)	21,688,968	17,033,649	37,527,241

BALANCE, June 29, 2005	-	$-	-	$-	$-	$-	$-	$-

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEAR ENDED DECEMBER 31, 2003

	Successor	Successor	Predecessor	Predecessor	Predecessor
		Period for
	For the Year Ended	One Day (Date of	Nine Months	Nine Months	Year Ended
	Ended June 30, 2006	Acquisition)June 30, 2005	June 29, 2005	September 30, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(44,420,380)	(455,967)	(1,137,529)	(7,705,317)	(3,040,502)
Adjustments to reconcile net loss to net cash used in
(provided by) operating activities:
Depreciation and amortization	6,358,204	-	601,671	953,928	1,391,671
Non-cash interest expense	1,154,293	-	-	-	-
Gain on sale of property and equipment	-	-	-	-	(624)
Impairment loss on goodwill, intangibles and equipment	24,520,916	-	-	771,048	-
Bad debt expense	502,517	-	-	1,474,147	3,691,009
Non-cash board of director fees	38,938	-	-	-	-
Deferred income taxes	310,000	(310,000)	-	-	-
Compensation expense from the issuance of common stock and amortization of deferred compensation	1,303,978	300,919	-	-	-

Changes in operating assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	1,002,040	-	1,214,221	4,612,403	(4,361,600)
Inventories	595,837	-	2,497,350	(5,652,929)	1,338,015
Prepaid expenses and other current assets	1,905,130	(210,490)	668,872	2,222,083	(57,213)
Due from seller entities	135,676	-	-	-	-
Other assets	(203,493)	-	(6,705)	(454,214)	(361,481)
Accounts payable	4,276,877	-	(4,994,730)	206,150	1,030,675
Accrued expenses	792,754	-	2,798,142	177,827	237,059
Royalty and license fees payable	-	-	(580,027)	(40,380,573)	1,497,327
Deferred income	693,793	-	(3,444,870)	2,548,315	(704,893)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,032,920)	(675,538)	(2,383,605)	(41,227,132)	659,443

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(536,900)	-	(453,519)	(243,084)	(555,842)
Proceeds from sale of property and equipment		-	-	-	1,000
Deposit received on acquisition of Successor	-	-	100,000	-	-
Proceeds from investment in securities	1,026,040	-	500,000	500,003	-
Acquisition of businesses, net of cash acquired of $12,293 at June 30, 2005	-	(44,934,093)	-	-	-
Purchase of short-term investments	(501,942)	-	-	-	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,802)	(44,934,093)	146,481	256,919	(554,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder and affiliate	-	-	-	39,150,000	-
Proceeds from notes payable	1,544,597	391,810	-	-	-
Payments on notes payable	(1,292,088)	(391,810)	-	-	(375,000)
Net advances to affiliates	-	-	12,339	(81,436)	11,600
Net borrowings on line of credit	384,000	-	-	-	-

Proceeds from issuance of preferred stock, net of issuance costs $3,570,460 at June 30, 2005, respectively	-	46,429,540	-	-	-
Issuance of common stock	-	14,449	-	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	636,509	46,443,989	12,339	39,068,564	(363,400)

NET INCREASE (DECREASE) IN CASH	(409,213)	834,358	(2,224,785)	(1,901,649)	(258,799)
CASH AND CASH EQUIVALENTS, beginning of period	834,358	-	2,421,984	4,323,633	4,582,432

CASH AND CASH EQUIVALENTS, end of period	425,145	834,358	197,199	2,421,984	4,323,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	286,715	-	-	-	-
Income taxes	-	-	1,600	1,600	1,600

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEAR ENDED DECEMBER 31, 2003

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

During 2006, the Company paid a preferred stock dividend in the amount of $4,636,340 to the holders of Series A Convertible Preferred Stock

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

RONCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Short-Term Investments

Short-term investments are comprised of certificates of deposit used as a credit card reserve by the Company’s credit card processor.

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

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

For the year ended June 30, 2006, nine months ended June 29, 2005 and September 30, 2004 and for the year ended December 31, 2003, the Company and the Seller Entities generated approximately 93%, 99%, 98%, and 92% of sales, respectively, from two kitchen products. The Company and the Seller Entities total sales are comprised of direct response and wholesale business of approximately 62% and 38%, 81% and 19%, 80% and 20%, and 74% and 26% for the year ended June 30, 2006, the nine months ended June 29, 2005 and September 30, 2004 and the year ended December 31, 2003, respectively.

Revenue from the sale of extended service contracts is recognized on a straight-line basis over the life of the extended service contract. Extended service contract lives begin after the six-month free warranty period and range from three to four years. Amounts received from the sale of extended service contracts prior to revenue being recognized are included in deferred income on the consolidated balance sheet for June 30, 2006. At June 30, 2005, deferred income has been recorded at fair value in accordance with purchase accounting, see Note 3.

The Company and Seller Entities do not accrue warranty costs, since such costs were insignificant for the periods presented.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses. For the year ended June 30, 2006, nine months ended June 29, 2005 and September 30, 2004, and for the year ended December 31, 2003 shipping and handling costs approximated $7,370,000, $7,124,000, $7,491,000, and $8,468,000, respectively.

Investments

At June 30, 2006, investments consist of securities that are available-for-sale and are recorded at fair value, which approximated cost at June 30, 2006. The change in fair value of available-for-sale securities during the period is reported net of tax as part of comprehensive income as a separate component of equity.

At June 30, 2005, the Company has accounted for investments as held to maturity which consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost which is equivalent to the fair value at June 30, 2005, in accordance with purchase accounting, see Note 3. The Company determines specific identification for computing realized gains or losses for securities sold.

Stock-Based Compensation

Previously, pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company accounted for stock based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants, since the options were granted at/or above market value.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date. The Company did not issue any stock options prior to the effective date.

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

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

The Company records property and equipment at cost for purchases subsequent to June 30, 2005. Property and equipment acquired on June 30, 2005 was accounted for at fair value in accordance with purchase accounting, see Note 3. The Company provides for depreciation utilizing straight-line methods based on the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or lease term.

The Seller Entities provided for depreciation and amortization utilizing accelerated methods based on the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or lease term.

Impairment of Long-Lived Assets

The Company and Seller Entities evaluate long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

During the nine months ended September 30, 2004, the Seller Entities recorded an impairment charge of approximately $771,000 for tooling that is no longer being used.

Goodwill, Intangible Assets and Impairment

Intangible assets are comprised of patents, customer relationships, consulting agreement and trademarks. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

-	Significant underperformance relative to expected historical or projected future operating results;

-	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

-	Significant negative industry or economic trends.

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

As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company performed its annual goodwill and unamortizable intangible asset impairment analysis using the SFAS No. 142 approach described above, and amortizable intangible asset impairment analysis using the SFAS No. 144 approach, during the fourth quarter of fiscal 2006. Based on the analysis performed, the Company recorded a goodwill and intangible asset impairment charge during the fourth quarter of fiscal 2006 of approximately $24,521,000 presented as an operating expense which resulted primarily from a decline in the profitability of the Company. The goodwill impairment was recorded due to the decreased sales in direct response primarily because of our lack of new product development and limited capital to spend on sales and marketing. The reduced sales activity during the year resulted in lower future cash flow projections than the Company had anticipated upon acquiring the business. This in turn resulted in a reduced fair market value of the Company.

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill, Intangible Assets and Impairment (continued)

The following was the breakdown of the impairment charge for the year ended June 30, 2006:

Impairment
Customer Relationships	$485,546
Patents	5,187,121
Trademarks	12,119,036
Popeil Agreement	3,775,733
Goodwill	2,953,480
Total Impairment	$24,520,916

Patents are being amortized over 19 years, customer relationships over 1.5 to 10 years and consulting agreements over 3 years, utilizing the straight-line method. Amortization expense recorded at June 30, 2006 was approximately $6 million. Amortization expense was not recorded at June 30, 2005 since the Acquisition occurred on June 30, 2005, see Note 3.

Trademarks have an indefinite life.

Production Costs

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

Advertising expense amounted to approximately $23,341,000, $29,907,000, $31,096,000, and $29,419,000 for year ended June 30, 2006, the nine months ended June 29, 2005 and September 30, 2004 and year ended December 31, 2003, respectively.

Fair Value of Financial Instruments

The carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value as of June 30, 2006 due to their short-term maturities. As of June 30, 2005, the carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses are at fair value in accordance with purchase accounting, see Note 3.

NOTE 1 - ORGANIZATION, MERGER, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Successor - Basic and diluted net loss per share information for the year ended June 30, 2006 and one day of June 30, 2005 (Date of Acquisition) is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, options and warrants convertible into an aggregate of approximately 15,857,000 and 13,529,000 of common shares as of June 30, 2006 and June 30, 2005, respectively, are not included as the inclusion of such would be anti-dilutive for all periods presented.

Predecessor - Loss per share for the nine months ended June 29, 2005 and September 30, 2004 and year ended December 31, 2003 is not applicable to the Seller Entities as they were a combination of privately held companies that were different legal entities, and accordingly, the weighted-average number of common shares outstanding is not determinable. For comparative purposes the Company calculated earnings per share on a Pro forma basis using the outstanding common shares of 2,091,605 as of June 30, 2005 for the nine months ended June 29, 2005 and September 30, 2004 as the weighted-average common shares outstanding.

Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

NOTE 2 - GOING CONCERN

The Company incurred net losses of approximately $44,420,000 for the year ended June 30, 2006, and had a working capital deficiency of approximately $12,867,000 as of June 30, 2006. The 2006 loss included an impairment of goodwill and intangibles of $24,520,916.

The Company has suffered significant losses from continuing operations and has negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through equity and debt financing.  On October 6, 2006, the Company secured a $4.0 million loan to help meet its business plan for the next four months and plans to arrange new debt or equity of at $10 to $15 million to meet its long-term goals. The Company has also taken steps to reduce expenditures, salaries and other operating costs.

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

The stated purchase price in the purchase agreement between RMC and the Seller Entities and Popeil was $56,509,000, of which the Company delivered $40,209,000 in cash on or before the closing. The remainder of $16,300,000 was made up of promissory notes issued to the Seller Entities. The promissory notes were based on the estimated net value of the acquired assets, as defined. The preliminary determination by management of the Company of the net value of the acquired assets, resulted in approximately $3,142,000 reduction to the promissory notes.

The promissory notes to the Seller Entities are subject to finalization between the Company and the Seller Entities as to the calculation of the estimated net value of the acquired assets, as defined. As of the date hereof this issue was still not finalized. The Company has not made certain payment due on this note and as such the entire amount is classified as current for financial statement purposes.

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

The Company's management and the Board of Directors believes that the purchase of certain assets and assumption of certain liabilities of the Seller Entities and Popeil that resulted in approximately $2,953,000 of goodwill at June 30, 2005 was justified because of the Seller Entities position in the marketplace and expected increased cash flows to the Company. The Company expects all of the goodwill will be deductible for income tax purposes.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2006 and 2005:

	Balance at		Amortization	Net book value at
Amortizable Intangibles:	June 30, 2005	Impairment	Expense	June 30, 2006
Patents	$9,890,000	$5,187,121	$520,526	$4,182,353
Customer relationships	5,680,000	485,546	3,537,333	1,657,121
Popeil consulting agreement	5,663,600	3,775,733	1,887,867	-
Total amortizable intangibles	21,233,600	9,448,400	5,945,726	5,839,474

Unamortizable intangible assets:
Trademarks	21,690,000	12,119,035	-	9,570,965
Goodwill	2,953,481	2,953,481	-	-
Total unamortizable intangibles	24,643,481	15,072,516	-	9,570,965

Estimated future amortization expense at June 30, 2006:
For year ending June 30, 2007	$1,556,656
For year ending June 30, 2008	291,074
For year ending June 30, 2009	291,074
For year ending June 30, 2010	291,074
For year ending June 30, 2011	291,074
For year ending June 30, 2012 and beyond	3,118,469

NOTE 5 - CONCENTRATIONS OF RISK

Cash and Cash Equivalents

The Company and Seller Entities maintain most of its cash balances at a bank located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable.

The Company utilizes the allowance method for accounting for losses from uncollectible accounts. Under this method, an allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance based on known troubled accounts, historical experience and other currently available evidence. The Company accrues its estimated product returns and records this as a reduction of accounts receivable.

Suppliers

The Company and Seller Entities purchased approximately 84%, 99% and 94% of merchandise from four vendors for the year ended June 30, 2006, and three vendors for the nine months ended June 29, 2005 and September 30, 2004, respectively. The Seller Entities purchased approximately 94% of their merchandise from one vendor for the year ended December 31, 2003. These vendors have suppliers and manufacturing locations in Korea and China. Management believes that other vendors could provide the materials on comparable terms.

NOTE 6 - INVESTMENTS

At June 30, 2006 and 2005, investments classified as available-for-sale and held to maturity, respectively, consisted of obligations of states and political subdivisions, including municipal bonds, which are valued at amortized cost which is equivalent to fair value of $601,783 and $1,627,823, respectively. During the year ended June 30, 2006 $601,783 of investments were transferred from held to maturity to available for sale.

All investments are pledged to a bank as collateral (see Note 12). In July and September 2006, the Company redeemed all obligations to utilize the proceeds to repay a bank loan and for working capital.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Prepaid advertising	$112,963	$1,474,447
Deposits	147,482	716,232
Prepaid insurance	203,992	210,490
Other	167,939	136,337
	$632,376	$2,537,506

NOTE 8 - INVENTORIES

Inventories, consisting of finished goods, are valued at the lower of cost, determined by the first-in, first-out method, or market value. With respect to the acquisition of the Ronco business, the inventories acquired were recorded at fair value in accordance with purchase accounting. Inventory costs are comprised primarily of product, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Transportation equipment	$110,671	$62,000
Office furniture and equipment	608,804	388,000
Tooling	611,371	475,000
Software	35,515	-
Leasehold improvements	95,540	-
	1,461,901	925,000
Less: Accumulated depreciation and amortization	276,674	-
	$1,185,227	$925,000

Depreciation and amortization expense for the year ended June 30, 2006 was $276,674. There was no depreciation expense for the period ended June 30, 2005 as the Acquisition closed on the last day of the year-end.

Depreciation and amortization expense was approximately $455,000, $804,000, and $1,199,000 for the nine months ended June 29, 2005 and September 30, 2004 and year ended December 31, 2003, respectively.

NOTE 10 - DEFERRED INCOME

As of June 30, 2006, deferred income consists of unamortized extended service contracts amounting to $235,499 and cash received on unshipped orders of $533,294. On June 30, 2005, the Company accounted for deferred income at fair value in accordance with purchase accounting, see Note 3, which was valued at $75,000.

For the year ended June 30, 2006, nine months ended June 29, 2005 and September 30, 2004 and for the year ended December 31, 2003, revenues generated from extended services contracts were approximately $6,000, $1,008,000, $1,183,000, and $2,263,000, respectively.

NOTE 11 - LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2006 and 2005:
	June 30, 2006	June 30, 2005
Promissory note to Seller Entities (including accrued interest of $1,154,293 at June 30, 2006)	$13,026,085	$13,158,180
Note payable to Sanders Morris Harris, Inc. (Note 14)	1,500,000	-
Note payable - other	38,897	-
Total debt	14,564,982	13,158,180
Less estimated current maturities	14,533,800	2,876,000
	$31,182	$10,282,180

The face value of the promissory notes to the Seller Entities is management's best estimate based on the estimated net value of the assets acquired, as defined, see Note 3. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped to the Company, within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes. The Company has an incident of default on this note by not making certain required payments due. As such, the entire amount is classified as current for financial statement purposes.

Upon occurrence of an event of default, as defined, that is not cured by the time period defined in the promissory notes the interest rate on the notes will increase to 11% per annum and any unpaid principal and interest will become immediately due and payable. In addition, Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed to the Company and will receive a right of first refusal to purchase the intellectual property rights acquired before these rights may be sold or transferred to any other party.

NOTE 12 - REVOLVING LINE OF CREDIT

On September 21, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance is due and payable on September 20, 2006 and is collateralized by municipal bonds held by the Company. The borrowings bear interest at 1% above LIBOR, or 1/2% below prime, at the Company's option. At June 30, 2006, the Company’s interest rate was 6.375%. There is no prepayment penalty on this revolving line of credit. As of June 30, 2006, the balance due under this line of credit was $384,000 which is the maximum availability based on the available collateral. In August 2006, the outstanding balance was repaid in full and the line of credit expired in September 2006.

NOTE 13 - FACTORING AGREEMENT

On October 25, 2005, the Company, and Prestige Capital Corporation ("Prestige"), entered into a Purchase and Sale Agreement (the "Agreement") pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company with recourse except for payment not received due to insolvency. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of accounts receivable (“Accounts”), Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. There is no maximum rate. In addition, Prestige may require the Company to repay the amount it has advanced to it, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, the Company will not be required to repay the cash advance to Prestige.     The initial term of the Agreement expired on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless either party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term. The Company has given notice not to renew and Prestige has agreed to extend the term on a month to month basis. On October 6, 2006 the Company extended the term of the agreement with Prestige until October 1, 2007. There is no prepayment penalty associated with this extension.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement. If the customers do not pay their receivable within 90 days, Prestige has the right to charge back the Company. The Company has accounted for this as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As of June 30, 2006 the Company had no outstanding borrowings under the agreement.

NOTE 14 - LOAN AGREEMENT

On June 9, 2006, the Company entered to a Letter Loan Agreement with the Lenders, a Security Agreement in favor of Sanders Morris Harris Inc. (“SMH”), individually and as agent for the Lenders an Assignment of Life Insurance Policy in favor of SMH, individually and as agent for the Lenders and the Company issued a Subordinated Promissory Note in the principal amount of $1,500,000 to SMH. As of June 9, 2006, A. Emerson Martin, II and Gregg A. Mockenhaupt were members of the Company's Board of Directors and managing directors of SMH.

Pursuant to the Loan Agreement, SMH agreed to loan the Company an additional $1,500,000 (the “Second Loan”) subject to certain closing conditions, including the mailing of an offer to each of the holders of the Company's Series A Convertible Preferred Stock to the extent of their pro rata share of the Company's outstanding shares of Series A Convertible Preferred Stock to participate in the Company's closing on a credit agreement for a facility of not less than $15 million. The Notes bear interest at a rate of 4.77% per annum. Interest will be due and payable on the first and second anniversary of the issuance of the notes and at the maturity date.

The Notes are convertible into shares of the Company's common stock based on the principal amount outstanding plus accrued and unpaid interest through, the conversion dated divided by the conversion price. To date the Company has not completed its registration statement and as such the note cannot be converted into shares.

Subsequent to June 30, 2006 the Company was in default of the SMH loan as one of the conditions of the Note was Richard F. Allen Sr. remaining as the Chief Executive Officer of the Company. On August 9, 2006 the Company terminated Richard F. Allen, Sr. as President and Chief Executive Officer of the Company. As such, the note is classified as current for financial statement purposes.

NOTE 15 - STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

In connection with the Acquisition, on June 30, 2005, the Company sold 13,262,600 shares of Series A Convertible Preferred Stock for $50 million in a private placement. The preferred stock has certain special rights, as defined, and the qualifications of the preferred stock are as follows:

Conversion - The conversion ratio of the preferred stock is at the rate of one share of common stock for each share of preferred stock at the option of the holder. The Company, at its option, may cause all of the outstanding shares of preferred stock to be converted into shares of common stock, as defined, (representing an 85% ownership, as of September 28, 2006, of the Company after redemption).

Voting Rights - Holders of preferred stock are entitled to the number of votes per share that would be equivalent to the number of shares of common stock into which a share of preferred stock is convertible.

Dividends - The holders of preferred stock are entitled to receive cumulative preferred dividends at the rate of $0.1885 per share per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. The cumulative dividends may be paid in cash or, at the Company's option, in additional shares of Series A Convertible Preferred Stock. Because the Company failed to make its scheduled October 1, 2005, January 1, 2006 and April 1, 2006 dividend payments on a timely basis and because its registration statement has not yet been declared effective, the Company lost the option to choose unilaterally to make these dividend payments in additional shares of Series A Convertible Preferred Stock as opposed to cash. On June 28, 2006 the Series A shareholder’s agreed to be paid in Series A Preferred Stock instead of cash at the rate of 0.153857 shares per share for the three quarters ended October 1, 2005, December 31, 2005 and March 31, 2006 as they agreed to waive all penalties related to the registration rights agreement. The Company agreed to pay a dividend of 0.020933 shares per share for the quarter ended June 30, 2006 to the Series A holders. The Company recorded the dividend based on the fair market value on the date the Series A shareholders agreed to the terms of the dividend agreement.

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

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) and under the terms of the agreement, the Company is obligated to file a shelf registration statement (Form S-1) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet this deadline and the Company is liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. To date the Company has been unable to complete the registration statement. In June 2006 the Series A Preferred shares holders agreed to waive all penalties related to the registration statement noted above.

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

Deferred compensation

On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares of common stock to its Chief Executive Officer (“CEO”) for $.01 a share. These shares are subject to certain performance milestones. The Company has recorded deferred compensation of $3,009,177 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The deferred compensation will be amortized over three years based on the CEO's contract.

The CEO received 60% of these shares (480,188) in connection with his employment agreement, and will be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries from June 30, 2005. The initial 480,188 shares are subject to repurchase by the Company, at its option, for $0.01 per share, exercisable if the CEO voluntarily terminates his employment with the Company prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if the Company terminates the CEO's employment on or before June 30, 2007 for “cause” the Company has the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment. On August 9, 2006 Ronco Corporation (the "Company") terminated Richard F. Allen, Sr. as President and Chief Executive Officer of the Company effective immediately. The Company is evaluating the financial affect of Mr. Allen’s termination.

 On June 30, 2005, in connection with an employment agreement, the Company sold 160,063 shares of common stock to its Chief Financial Officer ("CFO") for $.01 a share. The Company has valued these shares at $601,838 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The Company recorded $300,919 as compensation expense for the period from October 15, 2004 (Date of Inception) to June 30, 2005, and the remainder of $300,919 has been recorded as deferred compensation and was being amortized over three years based on CFO's contract. The balance of deferred compensation was expensed as of June 30, 2006.

The Company has the option to repurchase 50% of these shares (80,032) at $.01 per share, exercisable if the CFO's employment is terminated voluntarily or for "cause," as defined. The Company's repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries from June 30, 2005.

On April 18, 2006, the Company terminated Evan J. Warshawsky as its Chief Financial Officer and Secretary. The Company is currently negotiating with Mr. Warshawsky to settle any obligations that it may have under his employment agreement. If the Company is unable to reach a settlement with him, and it is ultimately determined that Mr. Warshawsky was terminated by the Company without cause under the terms of his employment agreement, the Company would have to pay Mr. Warshawsky $600,000, which has been accrued and recorded in accrued expenses at June 30, 2006, and reimburse him for the cost of up to the first twelve months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents are entitled to receive under federal law. In addition, the Company's repurchase option would lapse with respect to 80,032 shares of the Company's common stock held by Mr. Warshawsky.

For the year ended June 30, 2006 and the one day June 30, 2005, the Company recognized $ 1,303,978 and $300,919, respectively, of amortization expense related to the former CEO and former CFO deferred compensation.

Transaction Costs

In connection with the Acquisition, the Company issued 13,650 shares of common stock to a consulting company for services rendered. These shares were valued at $51,460 based on the fair market value of the stock and are treated as transaction costs for the one day June 30, 2005.

In connection with the Acquisition, the Company sold 160,063 shares of common stock to an attorney for services rendered for $1,601. These shares were valued at $603,438 based on the fair market value of the stock and are treated as transaction costs for the one day June 30, 2005. In addition, the Company incurred $128,500 of transaction costs to this attorney which was accrued at June 30, 2005. Subsequent to June 30, 2005, the attorney became the General Counsel of the Company.

Stock Option Plan

In October, 2005, the Board of Directors granted a fully vested option to purchase 10,000 shares of the Company’s common stock to a former board member, Anthony Brown, in connection with the termination of a consulting agreement between the Company and a company controlled by Mr. Brown. The option has a term of ten years and has an exercise price of $5.75 per share. In connection with the option, the Company recorded compensation expense of $38,938 for the year ended June 30, 2006 using the Black-Scholes option pricing model.

NOTE 16 - INCOME TAXES

The income taxes (benefit) for the year ended June 30, 2006 and the period ended June 30, 2005 (date of acquisition) consisted of the following:

	June 30, 2006	June 30, 2005
Current	$310,000	$-

Deferred:
Federal	-	(241,000)
State	-	(69,000)
Total deferred	-	(310,000)

Income taxes (benefit)	$310,000	(310,000)

The income tax effects of significant items, comprising the Company's net deferred income tax assets and liabilities, are as follows:

	June 30, 2006	June 30, 2005
Deferred income tax assets:
Current

Contingent settlement	$240,000	$-
Others	199,000	-
Total current	439,000	-

Net operating loss carry forwards	9,250,000	433,000
Goodwill and intangible impairments	4,768,000	-
Difference between book and tax basis of depreciation and amortization	1,034,000	(123,000)
Deferred compensation	519,000	-
	18,010,000	310,000
Valuation Allowance	(18,010,000)	-
Net deferred income tax asset	$-	$310,000

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

		Period from October 15, 2004
	Year Ended	(Date of Acquisition) to
	June 30, 2006	June 30, 2005

Federal statutory tax benefit	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)	(6)
Valuation allowance	40%
Effect of reversal of deferred tax asset	0.70%
Effective tax rate (benefit)	0.70%	(40)%

The Company establishes a valuation allowance in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes.” The Company continually review the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. As of June 30, 2006, the Company has recorded a valuation allowance against the entire deferred tax asset.

As of June 30, 2006, the Company had net operating loss carry forwards available in future periods to reduce income taxes that may be payable at those dates. For federal and California income tax purposes, net operating loss carry forwards amounted to approximately $15,690,000 and expire during the years 2026 and 2016, respectively.

As described in Note 1 under Income Taxes, the Seller Entities did not pay income taxes, as the losses are included in the individual income tax returns of their stockholders and members for PII, RPP, and LLC.

NOTE 17 - PRODUCT DEVELOPMENT AND LICENSE AGREEMENTS

Predecessor - The Seller Entities entered into a product development agreement with a third party who co-invented the Showtime™ Rotisserie products, as well as a number of other products for the Seller Entities. Under the terms of the agreement, the Seller Entities incur an expense in an amount equal to 25% of net profits, as defined, or is reimbursed by the third party for 25% of net losses, as defined. For the nine months ended June 29, 2005 and September 30, 2004 and for the year ended December 31, 2003, the Seller Entities recorded income (expense) from the reimbursement of losses (payment of product development fees) of approximately $468,000, $1,407,000, and ($1,777,000), respectively, which is included in selling, general and administrative expenses in the accompanying combined statements of operations. The Successor is not a party to this agreement.

The Seller Entities also entered into licensing agreements with an unrelated company that holds the patents on certain of its products. Under the terms of the licensing agreements, as amended, the Seller Entities incur license fees ranging from $6 to $17 per unit sold through 2007. Licensing expense under these agreements for the nine months ended September 30, 2004 and for the year ended December 31, 2003 amounted to approximately $3,251,000 and $10,004,000, respectively. In December 2004, the license agreements were amended and terminating them effective August 31, 2004.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of June 30, 2006, the Company is contingently liable to a bank for open letters of credit for purchases of inventory of approximately $242,000 which is secured by a deposit account at the bank.
Leases

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

Rent expense under operating leases, including related party rent, for the year ended June 30, 2006, nine months ended June 29, 2005 and September 30, 2004 and for the year ended December 31, 2003 were approximately $391,000, $324,000, $303,000 and $403,000, respectively.

The Seller Entities leased office space from a related party, Popeil. Rent expense paid to this related party under the month-to-month lease was $45,000, $45,000 and $60,000 for the nine months ended June 29, 2005 and September 30, 2004 and for the year ended December 31, 2003, respectively.

Future minimum lease payments on all non cancelable operating leases as of June 30, 2006 are as follows:

Year ending June 30,

2007	$496,000
2008	680,000
2009	700,000
2010	721,000
2011	744,000
Thereafter	$4,012,000
$7,353,000

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

The Trademark Co-Existence Agreement was entered into with respect to the names “Popeil,” “Ron Popeil” and the name form of the likeness approved by Popeil, including the image, silhouette and voice (the “Marks”), as defined. The term of this agreement continues as long as the Marks are protected by the laws of the United States of America. Popeil retains the right to approve all uses of the name and likeness for any purpose, as defined.

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

Litigation

On April 3, 2006, Palisades Master Fund, L.P. (“Palisades”), a holder of our Series A Convertible Preferred Stock, filed a lawsuit against us in the United States District Court for the Southern District of New York, claiming breach of contract based on our failure to have a registration statement declared effective by October 28, 2005 for the sale of Palisades’ shares of our common stock and failure to pay dividends and penalties to Palisades. On September 29, 2006, Palisades filed an Amended Complaint, claiming that Palisades also incurred damages due to Ronco's alleged failure to timely issue documents that would allow Palisades the ability to sell its common stock pursuant to Rule 144.  Palisades claims that Ronco's alleged conduct was in breach of the Certificate of Designation.

On May 22, 2006, Evan J. Warshawsky, our former Chief Financial Officer filed a lawsuit in Los Angeles County Superior Court against the Company seeking damages in excess of $600,000 in connection with his termination which was accrued at June 30, 2006 as part of accrued expenses. The complaint alleges causes of action for breach of employment agreement, declaratory relief and wrongful termination in violation of public policy. The lawsuit was stayed pending resolution of the arbitration. The parties have not begun arbitration proceedings.

On June 22, 2006, we received a demand letter from Mr. Paul F. Wallace, a stockholder, seeking prompt payment of $41,285 plus interest from us as partial liquidated damages for our failure to have a registration statement declared effective by October 28, 2005 for the sale of Wallace’s shares of stock.  The demand letter also seeks a monthly payment of $5,027 as partial liquidated damages until such registration statement is declared effective.   The demand letter was updated on August 21, 2006 to increase the amount owed to $50,296.

On August 30, 2006, we received a letter from counsel to Human Electronics (a vendor to the Company) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped for us.  Human Electronics asserts that the invoices totaled $2,058,871 and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due.  Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days.  We responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of our assets (consisting of tooling, some inventory and parts) in Human Electronics' possession.  We offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics.

NOTE 19 - RELATED PARTY TRANSACTIONS

As part of the Acquisition, the Company had a due from the Seller Entities of approximately $136,000 of assets that were not transferred at June 30, 2005 that were subsequently transferred.

Pursuant to the terms stated in the lease (See Note 18), the Company executed in November 2005, the Company's general counsel at that time, Gilbert Azafrani, was entitled to receive an aggregate of approximately $156,000 as a broker's commission for negotiating the lease of which he is required to pay to a co-broker approximately $52,000. The commission was payable in two installments, half upon execution of the lease and the balance upon occupancy. In addition, subject to certain terms and conditions, Mr. Azafrani is also entitled to a commission equal to 2.5% of the purchase price if the Company exercises its option to purchase the property subject to the lease. The Company believes that the terms of the lease are no less favorable to the Company as terms that the Company could have obtained in a transaction where an unaffiliated party acted as a real estate broker.

As described in Note 1 under Business, the Company entered into certain transactions to acquire the assets of the Seller Entities and Popeil and issued stock to a group of entities owned, controlled and/or affiliated with the promoters; these entities collectively and inclusive of their affiliates are considered the “Venture Group.” The Venture Group collectively held 533,334 shares of common stock of the Company. In addition, in connection with the Acquisition, the Company paid cash fees consisting of (i) a base fee of $1,800,000, and (ii) an incremental fee equal to five percent of any cash and cash equivalent the Company received in excess of $6 million at June 30, 2005, as mutually agreed.

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

The shares held by both the Venture Group and the Ronco Private Group are restricted shares. These shares are subject to the Registration Rights Agreement.

The Company has agreed to indemnify and hold harmless and generally release the members of the Venture Group, their managers, directors and officers from and against any loss, claim, damage, liability or expense arising from the Acquisition, as defined.

NOTE 20 - EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution benefit plan covering substantially all of its employees. Under the plan, employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 15% of their compensations or limits established by the Internal Revenue Service Code. The Company does not provide for matching contributions, but does pay a 3% safe harbor contribution for each employee.

NOTE 21 - QUARTERLY DATA (Unaudited)

	Revenue	Gross Profit	Earnings (Loss) from operations	Net Earnings (Loss)	Net Loss attributable to common stockholders	Proforma Net Earnings (Loss) attributable to common stockholders	Loss per share attributable to common stockholders - Basic and Diluted	Proforma Earnings (loss) per share attributable to common stockholders - Basic and Diluted

Successor
Fiscal 2006 Quarter ended
September 30, 2005	$13,089,410	$8,648,624	$(4,918,672)	$(3,131,190)	$(3,756,190)	$-	$(1.80)	$-
December 31, 2005	29,644,381	20,166,283	(474,716)	(562,898)	(2,235,898)	-	(1.07)	-
March 31, 2006	10,093,898	7,716,298	(4,401,171)	(2,811,754)	(4,936,741)	-	(2.36)	-
June 30, 2006	5,896,137	2,183,176	(32,980,783)	(37,914,538)	(38,127,891)	-	(18.22)	-
	$58,723,826	$38,714,381	$(42,775,342)	$(44,420,380)	$(49,056,720)	$-	$(23.45)	$-

Predecessor
Fiscal 2005 Quarter ended
September 30, 2004	$21,083,983	$16,551,980	$(1,350,835)	$(1,300,222)	$-	$(780,133)	$-	$(0.37)
December 31, 2004	43,690,709	32,715,771	2,843,052	1,898,407	-	1,139,044	-	0.54
March 31, 2005	14,593,089	10,271,908	(444,810)	(1,377,650)	-	(826,590)	-	(0.40)
June 30, 2005	10,701,303	9,153,365	(703,671)	(1,658,286)	-	(994,972)	-	(0.48)
	$90,069,084	$68,693,024	$343,736	$(2,437,751)	$-	$(1,462,651)	$-	$(0.71)

Note: Proforma balances were used to calculate Earnings (Loss) per share attributable to common stockholders for the predecessor entity.

NOTE 22 - SUBSEQUENT EVENTS

Debt — On October 6, 2006 Ronco Corporation entered into a Loan and Security Agreement with Crossroads Financial, LLC, as the lender.  This facility consists of a revolving loan facility of up to $4,000,000 of which the company borrowed $4,000,000 at the initial funding, to be used to pay certain existing indebtedness and fund general operating and working capital needs. This credit facility has a term expiring September 1, 2007 at which time all amounts due under the facility become due and payable, but is automatically renewed for consecutive one year terms unless terminated by written notice of either party 60 days prior to the end of the initial Term or any renewal Term.  The amount the company may borrow under this credit facility is determined by a percentage of the cost of eligible inventory, up to a maximum of $4,000,000.  Interest under this facility is payable monthly, commencing October 1, 2006, with the interest rate equal to 18% per year.  The Company has authorized the lender to collect all payments of interest, monthly monitoring fees, principal payments and any Over Advance (as defined in the Loan and Security Agreement) directly from the Company's factor, Prestige Capital Corporation, which provides an accounts receivable factoring facility for the Company.  The Company's obligations under this facility are secured by a lien on substantially all the assets of the company including a pledge of the equity interests of its subsidiary, Ronco Marketing Corporation, and a secured guaranty by Ronco Marketing Corporation. This facility contains limited covenants, including covenants that the Company not sell or dispose of assets or properties other than inventory sold in the ordinary course of business, and that the company keep the Collateral free and clear of liens, except Permitted Liens. This facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of a default.  The loan can be prepaid upon payment of a prepayment penalty of $12,000 per month for each month remaining in the Prepayment Period (i.e., the number of months remaining in the Term at the time of the prepayment), with a minimum prepayment penalty of $100,000.

On October 6, 2006 Ronco Corporation executed a Modification and Extension Agreement with Prestige Capital Corporation which extended the existing factoring agreement until October 1, 2007. Thereafter the Agreement shall renew itself automatically for additional one (1) year period unless either party receives written notice of cancellation from the other, at minimum, sixty (60) days prior to the expiration date of each sixty (60) day period. In addition to the factoring of Ronco Corporation, Prestige will collect all cash receipts of Ronco Corporation as part of its agreement with Crossroads Financial LLC. The fee for Prestige’s collection services shall be 10 basis points of the total collections (excluding factored accounts) received by Prestige.