Form 10-K/A
period 2006-06-30
RONCO CORP
filed 2006-11-09
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large Accelerated File r   ☐             Accelerated Filer   ☐              Non-accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐          No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,654,210 .

At September 30, 2006, the issuer had 2,591,605 shares of common stock, par value $.00001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

RONCO CORPORATION
INDEX TO FORM 10-K

		Page
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	13

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

PART III

Item 10.	Directors and Executive Officers of the Registrant	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 13.	Certain Relationships and Related Transactions	45

PART IV

Item 15.	Exhibits and Financial Statement Schedules	47

Explanatory Note

This amendment on Form 10-K/A (Amendment No. 1) is being filed to amend our annual report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on October 13, 2006 (the “Original Report”), solely for the purpose of correcting certain inadvertent errors and omissions in the Original Report. This amendment reflects the following changes:

•	including a missing check box on the cover page;

•	including disclosure regarding the assignment of our key man life insurance policy on Ron Popeil to Sanders Morris Harris;

•	including two risk factors related to dilution;

•	correcting the principal amount and description of certain terms of the loan transaction with Sander Morris Harris and other lenders completed in June 2006;

•	including disclosure regarding Ron Stone’s position as Chief Financial Officer as of the date of the Original Report;

•	correcting the number of shares of Common Stock and Series A Convertible Preferred Stock beneficially owned by entities affiliated with Sanders Morris Harris.

•	including disclosure regarding our agreement with the holders of our Series Convertible Preferred Stock, dated June 2006, related to the payment of dividends thereon; and

•	including our Amended Restated Designation of Powers as an Exhibit hereto.

This amendment does not reflect events occurring after the filing of the Original Report, or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

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

Consulting Agreement with Ronald M. Popeil

On June 30, 2005, we entered into a consulting services agreement with Ronald M. Popeil for an initial term of three years. During the term of the agreement, Mr. Popeil will not enter into any consulting services, advisory services or employment agreement, nor directly provide consulting or advisory services to any entity or person that is in direct competition with our business or in violation of the new product development agreement, as described below. Pursuant to the consulting agreement, Mr. Popeil may, among other things, consult on the development of new products acquired by us pursuant to the new product development agreement. Mr. Popeil will also make the following personal appearances (each of which will be performed at Mr. Popeil's sole discretion, unless otherwise noted):

•	Speak as our chief spokesperson for non-financial matters in all forms of media (not otherwise covered below) ;

•	Promote our image by making up to six appearances per year on nationally broadcast television programs, if invited or booked by us;

•	Make personal appearances for leading national retailers;

•	Participate in the mandatory production of up to three long-form infomercials per year for the direct response television marketing of our products, if we choose to produce them; and

•	Attend and participate in the Gourmet Show and Housewares Show (at our discretion).

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

Insurance Matters

We currently carry insurance policies through major carriers for product liability, general liability, commercial property, automobile, plant and equipment, marine insurance, workers' compensation, directors and officers' insurance and excess liability. We currently have key man life insurance coverage and disability coverage on Ronald M. Popeil in the aggregate amount of $15 million. Under the terms of our June 2006 loan agreement with Sanders Morris Harris, we assigned proceeds payable under this key man life insurance policy to Sanders Morris Harris as a lender and as agent for the under lenders under the loan agreement. We have also increased the limits of our directors and officers' insurance commensurate with our status as a public company.

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

Government Regulation s

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

Item 1A.  Risk Factors.

Cautionary Statements and Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements .

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay amounts under the promissory notes that we issued in connection with our purchase of the Ronco business. We also may be unable to satisfy our debt obligations under other arrangements with lenders, including our obligations to Sanders Morris Harris and other lenders under the $3.0 million loan transaction completed in June 2006, our obligations under our factoring agreement and our obligations under our $4.0 million credit facility with Crossroads Capital that we closed on October 6, 2006.

We may have defaulted under certain of our obligations with these lenders. Under the terms of our loan agreement with Sanders Morris Harris and other lenders that we closed in June 2006, we agreed to retain Richard F. Allen, Sr. as our Chief Executive Officer. On August 9, 2006, we terminated Richard F. Allen, Sr. as President and Chief Executive Officer of our company, at which point we were technically not in compliance with our obligations under the loan. In addition, we also have not made certain payments under the promissory notes issued in connection with the purchase of our Ronco business, including promissory notes issued to Mr. Popeil, which could result in an event of default under these notes.

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

Our shareholders will be subject to increasing dilution if the price of our common stock declines because we will be required to issue a higher number of shares of Series A Convertible Preferred Stock in payment of dividends on the Series A Convertible Preferred Stock. In addition, we will be required to issue an ever increasing number of shares of Series A Convertible Preferred Stock to satisfy our continuing obligations to pay dividends on the Series A Convertible Preferred Stock, because dividends are payable on additional shares of Series A Convertible Preferred Stock that we issue.

Our Series A Convertible Preferred Stock are entitled to cumulative preferential dividends at the annual rate of $0.1885 per share, payable quarterly in cash or in shares of Series A Convertible Preferred Stock. Pursuant to the terms of our agreements with our lenders, we are not allowed to make these dividends in cash, but expect to issue additional shares of Series A Convertible Preferred Stock to satisfy these obligations. The number of additional shares of Series A Convertible Preferred Stock that we are required to issue will be calculated by dividing the cash value of the dividends payable on the Series A Convertible Preferred Stock by the per share market value of the Series A Convertible Preferred Stock, as determined by our Board of Directors in good faith. Our Board of Directors has determined that the value of the Series A Convertible Preferred Stock is equal to the market price of our common stock for the purposes of determining the number of additional shares that we issue to pay dividends on the Series A Convertible Preferred Stock. As a result, if our common stock price declines over time, we will be required to issue a higher number of shares of Series A Convertible Preferred Stock to satisfy our dividend payment obligations. In addition, as more shares of Series A Convertible Preferred Stock are issued and remain outstanding, we will be required to issue an increasingly higher number of shares of Series A Convertible Preferred Stock to pay dividends to our Series A stockholders. The higher number of shares of Series A Convertible Preferred Stock will be convertible into a higher number of common stock, as a result of which you could suffer increasing dilution in percentage ownership and the economic value of the shares of common stock you purchase under this prospectus.

The sale of securities by us at a price or terms that cause an adjustment in the conversion price of the Series A Convertible Preferred Stock would result in an increase in the number of shares underlying the Series A Convertible Preferred Stock, which in turn could result in significant dilution to our existing holders of common stock, cause our stock price to decline and harm our business.

We may issued equity or debt securities in the future at prices that are below the conversion price of the Series A Convertible Preferred Stock, or under terms that require an adjustment in the rate at which our Series A Convertible Preferred Stock would be convertible into shares of our common stock. This will cause a decrease in the conversion price of the Series A Convertible Preferred Stock and result in an increase in the number of shares of common stock that would be issued upon conversion of the Series A Convertible Preferred Stock. In the future, we may also issue securities in connection with acquisition transactions or other types of transactions that similarly result in an adjustment in the conversion price of our Series A Convertible Preferred Stock. These types of issuances in the future could significantly dilute your ownership of common stock you purchase under this prospectus and cause our stock price to decline. We also may assume debt or incur impairment losses related to goodwill and other intangible assets if we acquire other companies or businesses, which could negatively affect our earnings and results of operations, cause our stock price to decline and harm our business.

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

PART II

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

Net loss

Our net loss for the year ended June 30, 2006 was $ 44.4 million, compared with a loss of $2.4 million for the comparable year ended June 30, 2005. The increase in our net loss of approximately $42 million for the year ended June 30, 2006 is due to the decrease in revenue and increase in operating expenses for the reasons described above. Our net loss attributable to common stockholders for the year ended June 30, 2006 increased by an additional $4.6 million due to dividend on our preferred stock.

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

Net Sales.

Net sales for the nine months ended June 29, 2005 were approximately $68.9 million, a decrease of $23.9 million, or 26%, from approximately $92.8 million for the nine months ended June 30, 2004. The decline in net sales consisted of a decline of $19.5 million from the direct response business due to the age of our infomercials, and a decline of $4.6 million from our wholesale business in the first half of 2005 as we transitioned a portion of our wholesale business from distributorship arrangements to direct relationships with larger retailers . Net sales of our Showtime™ Rotisserie oven products decreased by approximately 54% during the nine months ended June, 29 2005, also due to the age of our infomercials, and net sales of our cutlery product line increased by approximately 67% during this same period. The infomercial for our cutlery products began airing in November 2003, so sales for this product were strong during the period compared to sales of our ovens, for which our newest infomercial began airing in July 2003. Sales of our cutlery products were also higher compared to the comparable period in 2004 because we only introduced this line of products in November 2003, and thus sales of cutlery products were not included for the full nine months ended June 30, 2004.

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

Pursuant to the loan agreement, SMH agreed to loan us an additional $1,500,000 subject to certain closing conditions, including the mailing of an offer by us to each of the holders of our Series A Convertible Preferred Stock to participate in a rights offering based on their pro rata ownership of outstanding Series A Convertible Preferred Stock and our closing on a credit agreement for a facility of not less than $15 million. This facility did not close within the stated time frame specified in the note but management believes that SMH will extend the additional $1.5 million if the credit agreement specified above closes by October 31, 2006.

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

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	45,613	10,947	21,894	12,772	—
Long-Term Debt Obligations, reclassified as Current Debt (2)	15,131,724	15,131,724	—	—	—
Estimated Future Interest on Debt (3)	1,300,000	1,300,000	—	—	—
Operating Lease Obligations	7,351,532	495,605	1,379,393	1,464,408	4,012,126
Purchase Obligations (4)	5,867,494	5,867,494	—	—	—
Total	29,696,363	22,805,770	1,401,287	1,477,180	4,012,126

(1)	Excludes contractual obligations with a term of 30 days or less.
(2)
Includes promissory notes to Seller Entities of $13,026,85, the Wells Fargo line of credit of $384,000 and the loan from Sanders, Morris Harris of $1,540,185 that may have an occurence of default, and are classified as current on the financial statements.

(3)	The future interest for the Seller Note was only calculated for one year because the debt is shown as current on the financial statements.
(4)	$5,867,494 are purchase orders for future sales.

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

Name	Age	Position(s)
Paul Kabashima	62	Interim Chief Executive Officer, Interim President, Chief Operating Officer
Ronald C. Stone	48	Chief Financial Officer
Harold D. Kahn	60	Director
Thomas J. Lykos, Jr.	50	Director
John S. Reiland	57	Director
Richard F. Allen, Sr.	58	Director

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

Thomas J. Lykos, Jr ., is a member of our board of directors, a position he has held since December 2005. From May 1995 to the present, Mr. Lykos has been a founder and President of Home and Hearth, Inc., a developer and operator of economy extended-stay hotels. From 1990 to 1995, Mr. Lykos served as Director of the Financial Institutions Group at Rauscher Pierce Refsnes, a full service investment bank, where he specialized in public and private offerings and mergers and acquisitions in a variety of industries including banks, thrifts, real estate investment trusts, mortgage banks and insurance companies. From 1988 to 1990, Mr. Lykos served as a Deputy Director of the FSLIC specializing in the resolution of insolvent financial institutions. From 1983 to 1988, Mr. Lykos served as Legal Counsel to the Senate Committee on Banking, Housing and Urban Affairs and Legal Counsel to the House Committee of Energy and Commerce in Washington, D.C. From 1982 to 1983, Mr. Lykos was an attorney for the United States Securities and Exchange Commission in the Division of Enforcement, and between 1981 and 1982, he was a corporate litigation attorney with the law firm of Bracewell and Patterson in Washington, D.C. Mr. Lykos received a Bachelor of Arts degree from Harvard College and a Juris Doctor from the University of Texas School of Law.

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

Ronald C. Stone, was appointed as the Company’s Chief Financial Officer on September 29, 2006. Mr. Stone served as the Company’s Vice President of Finance and Corporate Controller from September 2005 through September 2006. From May 2005 to August 2005, Mr. Stone served as the named principle of Stone Consulting, a provider of business consulting services. Mr. Stone served as the Chief Financial Officer and Chief Operating Officer of Jill Kelly Productions, Inc., a production company, from September 2003 to April 2005. From May 2002 to August 2003, Mr. Stone served as the Controller of Jill Kelly Productions. Mr. Stone served as Chief Financial Officer of Linear Industries, Ltd. and Lintech Motion Control, Inc., which are each manufacturing and engineering companies in the motion control field, from January 1997 to April 2002. Mr. Stone received a B.A. in History from the University of California, Los Angeles and is a certified public accountant.

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

John S. Reiland, Thomas J. Lykos Jr. and Harold D. Kahn are members of our audit committee. Our board of directors has appointed John S. Reiland as the chairman of the audit committee. Mr. Reiland is qualified as an audit committee financial expert. Before June 30, 2005, our business was operated by companies that were not subject to public reporting requirements and these companies were not historically required to include on their board any person meeting the qualifications of an audit committee financial expert. We plan to change the composition of our board of directors to include at least one person qualifying as an audit committee financial expert.

Compensation Committee

The compensation committee is responsible for recommending to our board of directors the compensation for our executives. The compensation committee determines our general compensation policies and the compensation provided to our directors and executive officers. The compensation committee reviews and recommends bonuses for our officers and certain other employees. In addition, the compensation committee will review and determine equity-based compensation for our directors, officers, employees and consultants, and administer our stock option plans, employee stock purchase plans and other benefit plans. Our compensation committee members are John S. Reiland, Thomas J. Lykos Jr. and Harold D. Khan.

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

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

Directors and Executive Officers

Richard F. Allen, Sr.(2)	Common Stock	511,346	(4)	19.5%

	Series A Convertible	31,158	(5)	*
	Preferred Stock

Evan J. Warshawsky (3)	Common Stock	191,226	(6)	7.3%

	Series A Convertible	31,163		*
	Preferred Stock

Harold D. Kahn	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

Thomas J. Lykos, Jr.	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

Paul Kabashima	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

John S. Reiland (7) (8)	Common Stock	0		*

	Series A Convertible	0		*
	Preferred Stock

All directors and executive	Common Stock	702,572	(11)	26.5%
(current and former) officers
as a group (7 persons)
	Series A Convertible	62,321		*
	Preferred Stock

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

5% or greater holders

Entities affiliated with	Common Stock	1,867,598	(7)	42.2%
Sanders Morris Harris, Inc.

600 Travis, Suite 3100	Series A Convertible	1,600,931	(8)	10.6%
Houston, TX 77002	Preferred Stock

Don A. Sanders	Common Stock	1,847,641	(9)	41.6%
600 Travis, Suite 3100	Series A Convertible	1,847,641	(9)	12%
Houston, TX 77002	Preferred Stock

Sanders Opportunity Fund	Common Stock	1,227,932	(10)	32%
(Institutional), L.P.	Series A Convertible	1,227,932	(10)	8%
600 Travis, Suite 3100	Preferred Stock
Houston, TX 77002

Bookbend & Co.	Common Stock	1,869,694	(12)	41.9%
C/O State Street Bank & Trust

Box 5756	Series A Convertible	1,869,694	(12)	12.4%
Boston, MA 02206	Preferred Stock

Heartland Group, Inc.,	Common Stock	1,762,186	(13)	40.5%
solely on behalf of the

Heartland Value Fund	Series A Convertible	1,762,186	(13)	11.7%
789 North Water Street	Preferred Stock
Suite 500

GLG Partners American Opp Fund	Common Stock	1,174,790	(14)	31.2%
P.O. Box 9080t

Georgetown, Grand Cayman	Series A Convertible	1,174,790	(14)	7.8%
Cayman Islands	Preferred Stock

LBI Group, Inc.	Common Stock	934,847	(15)	26.5%
Lehman Brothers

399 Park Avenue	Series A Convertible	934,847	(15)	6.2%
New York, NY 10022	Preferred Stock

The Quaker Investment Trust -	Common Stock	892,842	(16)	25.6%
Quaker Strategic

Growth Fund	Series A Convertible	892,842	(16)	5.9%
260 Franklin St., 16th Floor	Preferred Stock
#1600
Boston, MA 02110

Topwater Exclusive Fund II LLC	Common Stock	508,685	(17)	16.4%
80 Washington Street

Suite 2-2	Series A Convertible	508,685	(17)	3.4%
South Norwalk, CT 06854	Preferred Stock

Palisades Master Fund L.P.	Common Stock	587,396	(18)	21.9%
C/O PEF Advisors LLC

200 Mansell Court East Suite 5	Series A Convertible	87,396		*
Roswell, GA 30076	Preferred Stock

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class
BFS US Special Opportunities Trust PLC	Common Stock	311,616	(19)	10.7%

8080 North Central Pkwy	Series A Convertible	311,616	(19)	2.1%
#210	Preferred Stock
Dallas, TX 75206

Renaissance US Growth Investment Trust PLC	Common Stock	311,616	(20)	10.7%

8080 North Central Express	Series A Convertible	311,616	(20)	2.1%
Suite 210, LB59	Preferred Stock
Dallas, TX 75206

Stanley Shopkorn	Common Stock	311,616	(21)	10.7%
Shopkorn Associates
410 Park Avenue	Series A Convertible	311,616	(21)	2.1%
New York, NY 100922	Preferred Stock

Tom and Nancy Juda Living Trust	Common Stock	311,616	(22)	10.7%
410 S. Lucerne Boulevard
Los Angeles, California 90020	Series A Convertible	311,616	(22)	2.1%
	Preferred Stock

Apogee Fund, L.P.	Common Stock	233,713	(23)	8.3%
201 Main St, #1555
Ft Worth, TX 76102	Series A Convertible	233,713	(23)	1.5%
	Preferred Stock

Coll International	Common Stock	177,778		6.9%
1330 Avenue of the Americas,
40th Floor	Series A Convertible	0		*
New York, NY 10019	Preferred Stock

Content Holding LLC	Common Stock	177,778		6.9%
1330 Avenue of the Americas,
40th Floor	Series A Convertible	0		*
New York, NY 10019	Preferred Stock

Gilbert Azafrani	Common Stock	160,063	(24)	6.2%
1725 Oceanfront Walk #318
Santa Monica, CA 90401	Series A Convertible	0		*
	Preferred Stock

Sandor Capital Master Fund, L.P.	Common Stock	158,597	(25)	5.8%
2828 Routh Street, #500
Dallas, TX 75201	Series A Convertible	158,597	(25)	1.1%
	Preferred Stock

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

Copper Beech Equity Partners LLC	Common Stock	156,862		6.1%
445 Park Avenue, 10th Floor
New York, NY 10022	Series A Convertible	0		*
	Preferred Stock

Anthony & Sandra Mansour Family	Common Stock	155,809	(26)	5.7%
Revocable Trust 12/17/85
4477 Golden Foothill Parkway	Series A Convertible	155,809	(26)	1.0%
El Dorado Hills, CA 95762	Preferred Stock

Alpha Capital	Common Stock	155,808	(27)	5.7%
LH Financial
160 Central Park, S., #2701	Series A Convertible	155,808	(27)	1.0%
New York, NY 10021	Preferred Stock

Paul Wallace	Common Stock	133,334		5.1%
156 West 56th Street, Suite 1604
New York, NY 10019	Series A Convertible	0		*
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

(2)	The address for Mr. Allen is 21344 Superior Street, Chatsworth, California 91311.

(3)	The address for Mr. Warshawsky is 21344 Superior Street, Chatsworth, California 91311.

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

(7)
Consists of an aggregate of 1,600,931 shares of our Series A Convertible Preferred Stock held by Sanders Opportunity Fund (Institutional), L.P., and Sanders Opportunity Fund, L.P. (the “SOF Funds”) and a warrant to purchase 266,667 shares of our common stock held by Sanders Morris Harris, Inc.  The general partner of the SOF Funds is SOF Management, LLC, a wholly owned subsidiary of Sanders Morris Harris Inc.  Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.  Mr. Reiland, a member of our board of directors, is a Senior Financial Analyst at Sanders Morris Harris, Inc. Mr. Reiland disclaims beneficial ownership of the shares owned by the SOF Funds and Sanders Morris Harris, Inc.

(8)
Consists of an aggregate of 1,600,931 shares of our Series A Convertible Preferred Stock held by the SOF Funds. The general partner of the SOF Funds is SOF Management, LLC, a wholly owned subsidiary of Sanders Morris Harris Inc.  Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder. Mr. Reiland, a member of our board of directors, is a Senior Financial Analyst at Sanders Morris Harris, Inc. Mr. Reiland disclaims beneficial ownership of the shares owned by the SOF Funds and Sanders Morris Harris, Inc.

(9)
Consists of an aggregate of 1,600,931 shares of our Series A Convertible Preferred Stock held by the SOF Funds, 119,830 shares of Series A Convertible Preferred held by Mr. Sanders, 74,012 shares of Series A Convertible Preferred Stock held by Katherine U. Sanders, over which Mr. Sanders exercises investment discretion, 29,371 shares of Series A Convertible Preferred Stock held by Christine M. Sanders, Mr. Sanders spouse, and 23,497 shares of Series A Convertible Preferred Stock held by the Tanya Jo Drury Trust, of which Mr. Sanders is a Trustee.  The general partner of the SOF Funds is SOF Partners, LLC, a wholly owned subsidiary of Sanders Morris Harris Inc.  Don A. Sanders is the Chief Investment Officer of SOF Management, LLC, and exercises voting and investment powers for these shares. Mr. Sanders disclaims beneficial ownership of the shares owned by the SOF Funds, Katherine U. Sanders, Christine M. Sanders, and the Tanya Jo Drury Trust. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(10)
Consists of an aggregate of 1,227,932 shares of our Series A Convertible Preferred Stock held by Sanders Opportunity Fund (Institutional), L.P.  The general partner of the Sanders Opportunity Fund (Institutional), L.P. is SOF Management, LLC, a wholly owned subsidiary of Sanders Morris Harris Inc.  Don A. Sanders is the Chief Investment Officer of the SOF Management, LLC and exercises voting and investment powers for these shares. Mr. Sanders disclaims beneficial ownership of the shares owned by the Sanders Opportunity Fund (Institutional), L.P.

(11)	Consists of shares beneficially owned by Messrs. Allen and Warshawsky.

(12)
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

(14)
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

(15)	LBI Group, Inc. is a wholly-owned subsidiary of Lehman Brothers, Inc., which is a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., which is a public company.

(16)
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

(21)	Consists of 311,616 shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

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

(24)	Mr. Azafrani was our general counsel.

(25)
Consists of 158,597 shares of our Series A Convertible Preferred Stock. John Lemak exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(26)
Consists of 155,809 shares of our Series A Convertible Preferred Stock. Anthony Mansour exercises voting and investment powers for these shares. Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

(27)
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

Preferred Stock Financing

On June 30, 2005, we issued and sold 13,262,600 shares of Series A Convertible Preferred Stock for a purchase price of $3.77 per share to certain investors, including to certain beneficial owners of more than 5% of our voting securities and Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our former Chief Executive Officer and former Chief Financial Officer, respectively. We sold the Series A Convertible Preferred Stock for total proceeds of $50 million to finance the cash portion of the purchase price of the assets that we acquired from Mr. Ronald M. Popeil and the predecessor entities. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 13,262,600 shares of our common stock, as such number may be adjusted in the future. See “Business-The Ronco Acquisition.” In June 2006, we entered into an agreement with holders of more than 80% of our outstanding Series A Convertible Preferred Stock, under which the holders of the Series A Convertible Preferred Stock agreed to waive all penalties related to the registration rights agreement and agreed to receive dividends of 0.153857 shares per share of Series A Convertible Preferred Stock for the three quarters ended October 1, 2005, January 1, 2006 and April 1, 2006. We also agreed to pay a dividend of 0.020933 shares per share for the quarter ended June 30, 2006. On July 21, 2006, our Board of Directors declared these dividends payable in shares of Series A Convertible Preferred Stock pursuant to the terms of such agreement.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements and Schedules.

See Index to Consolidated Financial Statements under Item 8 on page 43 and pages F-1 through F-24 of the originally filed Annual Report on Form 10-K.

FINANCIAL STATEMENT SCHEDULES

RONCO CORPORATION
Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period		Additions Charged to costs and expenses		Deductions		Balance at end of period

Allowance for doubtful accounts and sales returns
Successor:
Year ended June 30, 2006 (a)	$—	(b)	$4,868,944.00	(c)	$(4,505,427	)(d)	$363,517

Predecessor:
Nine months ended June 29, 2005	$1,480,000		$—		$(1,180,000	)(d)	$300,000
Nine months ended September 30, 2004	$5,526,430		$1,474,147		$(5,520,577	)(d)	$1,480,000
Year ended December 31, 2003	$1,835,421		$3,691,009		$—		$5,526,430
Year ended December 31, 2002	$1,075,385		$760,036		$—		$1,835,421

Notes:

(a)	Prior to June 30, 2005, the Predecessor did not track allowance for bad debt and sales returns separately. Since June 30, 2005, the Successor has tracked bad debt and sales returns separately.

(b)	In accordance with purchase accounting, accounts receivable have been recorded at fair value at June 30, 2005 and accordingly no allowance for doubtful accounts and sales returns have been provided.

(c)	Includes $502,517 of bad debt expenses and $4,366,427 of sales returns.

(d)	Accounts written-off against the allowance net of recoveries.

(2) See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2006

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

3.1(i)	Certificate of Incorporation of Ronco Corporation (fka Fi-Tek VII, Inc.), as amended.(4)

3.1(ii)	Bylaws of Ronco Corporation (fka Fi-Tek VII, Inc.). (4)

4.1	Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Ronco Corporation. (4)

4.1.1	Amended and Restated Designation of Powers.(6)

4.2	Warrant between Ronco Corporation and Sanders Morris Harris Inc. (3)

4.3	Form of Registration Rights Agreement between Ronco Corporation, the parties set forth on the signature page and Exhibit A thereto and other stockholders of the Company. (1)

10.1	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Ronco Inventions, LLC. (5)

10.2	Lock-Up Agreement for Copper Beech Equity Partners dated June 29, 2005. (4)

10.3	Lock-Up Agreement for Content Holding LLC dated June 28, 2005.(4)

10.4	Assignment and Assumption Agreement dated June 30, 2005, between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.5	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Popeil Inventions, Inc. (5)

10.6	Consulting and Advisory Services Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.7	Trademark Co-Existence Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.8	New Product Development Agreement dated June 30, 2005 by and among Ronald M. Popeil and Ronco Marketing Corporation. (5)

10.9	Placement Agent Agreement dated May 26, 2005, between Ronco Marketing Corporation and Sanders Morris Harris. (4)

10.10	Advisory Agreement dated May 20, 2005, between Ronco Marketing Corporation and Copper Beech LLC, Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC. (4)

10.11	Revolving Line of Credit Note dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank, National Association. (5)

10.12	Securities Agreement Securities Account dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank National Association. (5)

10.13	Employment Agreement between Ronco Corporation and Richard F. Allen, Sr. (4)

10.14	Employment Agreement between Ronco Corporation and Evan J. Warshawsky. (4)

10.15	Restricted Stock Purchase Agreement between Ronco Corporation and Richard F. Allen, Sr. dated June 28, 2005. (4)*

10.16	Restricted Stock Purchase Agreement between Ronco Corporation and Evan Warshawsky dated June 29, 2005. (4)*

10.17	Purchase and Sale Agreement by and between Prestige Capital Corporation and Ronco Corporation dated as of October 25, 2005 (2)

10.18	Restricted Stock Purchase Agreement between Ronco Corporation and Gilbert Azafrani dated June 28, 2005. (4)*

10.19	Letter Loan Agreement dated June 9, 2006 between Ronco Corporation and Sanders Morris Harris, Inc. (5)

10.20	Subordinated Promissory Note dated June 9, 2006 issued to Sanders Morris Harris, Inc. in the principal amount of $1,500,000 (5)

10.21	Security Agreement dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

10.22	Assignment of Life Insurance Policy dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

14.1	Code of Business Conduct and Ethics (4)

21.1	Subsidiaries of Ronco Corporation (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (5)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (5)

(1)	Incorporated by reference from Exhibits 10.10 to Form 8-K filed July 1, 2005.

(2)	Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 31, 2005.

(3)	Incorporated by reference from exhibit 10.11 to the Form 10-K filed on November 4, 2005.

(4)	Incorporated by reference from the corresponding exhibit to the Form 10-K filed on November 4, 2005.

(5)	Previously Filed.

(6)	Filed herewith.

* Management Compensation Plan or Arrangements