Form 10-Q
period 2006-09-30
RONCO CORP
filed 2006-11-13
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission file number: 0-27471

RONCO CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1148206
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

61 W. Moreland Road, Simi Valley, California 93065
(Address of Principal Executive Offices)

(805) 433-1030
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

(check one)    Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Registrant had 2,591,605 shares of common stock outstanding as of October 31, 2006.

RONCO CORPORATION INDEX TO FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION	3-14

	Consolidated Balance Sheets at September 30, 2006 (Unaudited) and June 30, 2006	3

	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2006 and September 30, 2005	4

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended September 30, 2006	5

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2006 and September 30, 2005	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	June 30, 2006*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,418	$425,145
Short-term investments	501,942	501,942
Accounts receivable, net of allowance for doubtful accounts and returns of $1,417,539 at September 30, 2006 and $363,517 at June 30, 2006	432,867	759,758
Due from factor	839,338	-
Inventories	9,527,923	8,372,362
Prepaid expenses and other current assets	870,076	632,376
Investments	-	601,783
Total current assets	12,198,564	11,293,366
PROPERTY AND EQUIPMENT, Net	1,434,049	1,185,227
OTHER ASSETS:
Production costs, net of accumulated amortization of $162,659 and $135,805 at September 30, 2006 and June 30, 2006, respectively	44,756	71,610
Deposits	254,771	278,578
INTANGIBLE ASSETS, net of accumulated amortization and impairment writedown of
$28,215,327 and $27,513,161 at September 30, 2006 and June 30, 2006, respectively	14,708,273	15,410,439
TOTAL ASSETS	$28,640,413	$28,239,220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$-	$384,000
Current maturities of notes payable to seller entities	4,900,000	13,026,085
Current maturities of notes payable	70,084	1,507,715
Accounts payable	10,339,448	7,432,957
Accrued expenses	1,696,374	1,223,005
Deferred income	1,312,172	586,363
Total current liabilites	18,318,078	24,160,125
LONG-TERM LIABILITIES:
Deferred income	178,163	182,430
Notes payable to seller entities, less current maturities	8,407,267	-
Notes payable, less current maturities	1,685,428	31,182
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 15,757,779 and 15,580,932 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	158	156
Common stock, $.00001 par value; 500,000,000 shares authorized 2,591,605 and 2,091,605 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	26	21
Common stock to be issued	-	1,206,870
Additional paid-in capital	54,899,003	54,188,321
Deferred compensation	-	(2,006,118)
Accumulated deficit	(54,847,710)	(49,523,767)
TOTAL STOCKHOLDERS' EQUITY	51,477	3,865,483
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,640,413	$28,239,220

*Derived from audited financial statements

See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

Net sales	$9,608,919	$13,089,410
Cost of sales	(5,057,042)	(4,440,786)
Gross profit	4,551,877	8,648,624

Selling, general and administrative expenses	8,807,119	13,567,296
Loss from operations	(4,255,242)	(4,918,672)

Interest expense, net of interest income of $9,921 and $26,679, at September 30, 2006 and September 30, 2005, respectively	(358,012)	(300,518)
Loss before income tax benefit	(4,613,254)	(5,219,190)
Income tax benefit	-	(2,088,000)
Net loss	(4,613,254)	(3,131,190)
Preferred stock dividends	710,689	625,000
Net loss attributable to common stockholders	$(5,323,943)	$(3,756,190)

NET LOSS PER SHARE:
Loss per share attributable to common stockholders - basic and diluted	$(2.44)	$(1.80)
Weighted average shares outstanding - basic and diluted	2,183,996	2,091,605

See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	Common Stock		Series A Preferred Stock		Common Stock To Be	Additional Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Compensation	Deficit	Total

BALANCE, June 30, 2006	2,091,605	$21	15,580,932	$156	$1,206,870	$54,188,321	$(2,006,118)	$(49,523,767)	$3,865,483

Conversion of Preferred Stock to Common Stock	500,000	5	(500,000)	(5)		-			-
Preferred Stock dividends			676,847	7		710,682		(710,689)	-
Cancellation of terminated officer's stock					(1,206,870)	-	2,006,118		799,248
Net Loss								(4,613,254)	(4,613,254)

BALANCE, September 30, 2006	2,591,605	$26	15,757,779	$158	$-	$54,899,003	$-	$(54,847,710)	$51,477

 See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,613,254)	$(3,131,190)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	817,864	1,597,749
Non-cash interest expense	281,182	307,000
Bad debt expense	206,700	299,377
Deferred income taxes	-	(2,088,000)
Amortization of deferred compensation expense	799,248	275,841
Changes in operating assets and liabilities:
Accounts receivable	115,975	(1,380,976)
Due from factor	(835,122)	-
Inventories	(1,155,561)	(8,099,427)
Prepaid expenses and other current assets	(237,700)	481,486
Due to predecessor entities	-	(522,688)
Other assets	23,807	(70)
Accounts payable	2,906,491	10,586,113
Accrued expenses	473,369	609,837
Deferred income	721,542	530,862
NET CASH USED IN OPERATING ACTIVITIES	(495,459)	(534,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(122,881)	(161,603)
Proceeds from investment in securities	601,783	-
Purchase of short-term investments	-	(500,000)
Proceeds from sale of property and equipment	10,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	488,902	(661,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	-	44,597
Payments on notes payable	(8,170)	(716,755)
Net (repayment) borrowings on line of credit	(384,000)	1,234,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(392,170)	561,842

NET DECREASE IN CASH	(398,727)	(633,847)
CASH AND CASH EQUIVALENTS, beginning of period	425,145	834,358
CASH AND CASH EQUIVALENTS, end of period	26,418	200,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$72,790	$18,657
Income taxes	$-	$1,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Dividend accrued on preferred stock	$-	$625,000
Preferred stock dividend issued	$710,689	$-
Property and equipment under capital leases	$224,785	$-
Cancellation of terminated officer's stock	$1,206,870	$-

See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

On June 29, 2005, Fi-Tek VII, Inc. (“Fi-Tek”), a publicly traded shell corporation, acquired all of the outstanding shares of Ronco Marketing Corporation (“RMC”) through the merger of a wholly owned subsidiary of Fi-Tek with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly owned subsidiary of the Company. Upon closing of the merger, Fi-Tek changed its name to Ronco Corporation and completed a 1 for 89 reverse stock split of outstanding shares of Fi-Tek’s common stock. In exchange for their shares of RMC, the former holders of RMC common stock received 800,002 post-reverse split shares of the Company’s stock. The Company’s existing stockholders (the stockholders of the Company when it was operating as Fi-Tek) retained the remaining 477,639 shares of the outstanding common stock of the Company following the merger and reverse stock split of the common stock. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded.

Effective June 30, 2005, the Company through its wholly-owned subsidiary, RMC, completed a series of transactions to acquire certain assets and assume certain liabilities of Ronco Inventions, LLC (“RI” or “LLC”), a California limited liability company; Popeil Inventions, Inc. (“PII”), a Nevada S corporation; RP Productions, Inc. (“RPP”) a Nevada S corporation (collectively, the “Seller Entities” or the “Predecessor”); and certain patents and other intellectual property rights from Ronald M. Popeil (“Popeil”).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the period ended June 30, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RMC. All significant inter-company balances and transactions have been eliminated in consolidation.

Loss Per Share

Basic and diluted net loss per share information for the three months ended September 30, 2006 and September 30, 2005 is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, options and warrants convertible into an aggregate of approximately 16,034,000 and 13,529,000 of common shares as of September 30, 2006 and September 30, 2005, respectively, are not included as the inclusion of such would be anti-dilutive.

Going Concern

The Company incurred net losses of approximately $44,420,000 for the year ended June 30, 2006, and had a working capital deficiency of approximately $12,867,000 as of June 30, 2006. The 2006 loss included an impairment of goodwill and intangibles of $24,520,916. The Company incurred a net loss of approximately $4,613,000 for the quarter ended September 30, 2006 and had working capital deficit of approximately $6,120,000 as of September 30, 2006. The Company has been sued by its vendor, Human Electronics, and has been contacted by the counsel of the Korean Export Insurance Company demanding payment on the funds they advance on behalf of Human Electronics. The total amount of these two claims, excluding attorneys’ fees and other expenses, is approximately $2.1 million. Additionally, the Company has been notified by its credit card processing company that it will be required to increase its restricted cash reserves by approximately $1.5 million through December 2006 to support its credit card processing. These issues as well as the Company’s history of historical operating losses, negative working capital, and risks normally associated with debt financing including the risk that Company's cash flow will be insufficient to meet required payments of principal and interest make the ability of the Company to meet its financial obligations as they become due uncertain.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through equity and debt financing. On October 18, 2006, the Company secured a $5.5 million term loan and an $11 million line of credit to help meet its business plan. The Company has also taken steps to reduce expenditures, salaries and other operating costs.

NOTE 2 - INTANGILBES

Intangible assets consist of the following at September 30, 2006 and June 30, 2006:

	Net book value at June 30, 2006	Amortization Expense	Net book value at September 30, 2006
Amortizable Intangibles:
Patents	$4,182,353	$58,089	$4,124,264
Customer relationships	1,657,121	644,077	1,013,044
Total amortizable intangibles	5,839,474	702,166	5,137,308

Unamortizable intangible assets:
Trademarks	9,570,965	0	9,570,965
Total	$15,410,439	$702,166	$14,708,273

NOTE 3 - REVOLVING LINE OF CREDIT

On September 21, 2005, the Company borrowed $1,234,000 from Wells Fargo Bank, National Association under a Revolving Line of Credit Note. The outstanding balance was due and payable on September 20, 2006 and was collateralized by municipal bonds held by the Company. The borrowings bear interest at 1% above LIBOR, or 1/2% below prime, at the Company’s option. There was no prepayment penalty on this revolving line of credit. In August 2006, the outstanding balance was repaid in full and the line of credit expired in September 2006.

NOTE 4 - FACTORING AGREEMENT

On October 25, 2005, the Company and Prestige Capital Corporation (“Prestige”), entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company with recourse except for payment not received due to insolvency. Under the terms of the Agreement, upon the receipt and acceptance of each assignment of accounts receivable (“Accounts”), Prestige shall pay the Company 75% of the face amount of the Accounts so assigned. Under the Agreement, Prestige has agreed to purchase Accounts with a maximum aggregate face amount of $8,000,000. The fee payable by the Company to Prestige under the Agreement is 2% of the face amount of assigned Accounts if the receivable is collected within 15 days, 2.75% of the face amount if the receivable is collected within 30 days, 3.75% of the face amount if the receivable is collected within 45 days, 4.75% of the face amount if the receivable is collected within 60 days, and 5.75% of the face amount if the receivable is collected within 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period until the Account is paid. There is no maximum rate. In addition, Prestige may require the Company to repay the amount it has advanced to it, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, the Company will not be required to repay the cash advance to Prestige. The initial term of the Agreement expired on May 1, 2006, but the Agreement will thereafter be automatically extended for additional one-year terms unless either party provides written notice of cancellation at least sixty days prior to the expiration of the initial or renewal term. The Company has given notice not to renew and Prestige has agreed to extend the term on a month to month basis. On October 6, 2006, the Company extended the term of the Agreement with Prestige until October 1, 2007. There is no penalty associated with this extension.

Under the terms of the Agreement, the Company granted to Prestige a continuing security interest in, and lien upon, all accounts, instruments, inventory, documents, chattel paper and general intangibles, whether now owned or hereafter created or acquired, as security for the prompt performance and payment of all obligations of the Company to Prestige under the Agreement. If the customers do not pay their receivables within 90 days, Prestige has the right to charge back the Company. The Company has accounted for this as a sale of receivables in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As of September 30, 2006 the Company had assigned approximately $3.4 million and had outstanding borrowings of approximately $2.5 million under the Agreement. In October 2006, the outstanding balance was repaid and the Agreement was terminated.

NOTE 5 - SELLER ENTITIES’ PROMISSORY NOTES

The face value of the promissory notes to the Seller Entities represents the net value of Ronco’s assets acquired. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped to the Company, within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes. The Company had an incident of default on these notes by not making certain required payments due.

In connection with the Laurus financing transaction (see Note 10), on October 18, 2006, the Company entered into a letter agreement with Ronald M. Popeil, the RMP Family Trust, Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc., which were among the predecessor entities from which the Company originally purchased the Ronco business. Under this agreement, Mr. Popeil agreed to enter into a subordination agreement with Laurus and an additional limited subordination agreement with SMH and the other lenders under the loan agreement with SMH. Under these agreements, Mr. Popeil agreed that the debt owed by the Company to Mr. Popeil is subordinate and junior in right of payment to our obligations to Laurus, SMH and other lenders, on the terms and conditions set forth in these agreements.

Under the agreement, the Company confirmed and agreed that the Company had no right or interest in the product identified as the Turkey Fryer (referenced in a prior agreement with Mr. Popeil and the Company), and the Company granted to Mr. Popeil a world-wide, perpetual transferable royalty-free license to use his name and likeness on the packaging of the Turkey Fryer, on the Turkey Fryer itself and in connection with the manufacturing, marketing and sale of the Turkey Fryer. The Company also increased the consulting fee payable to Mr. Popeil under the consulting agreement with the Company by an additional $3,000 per week until all of the Company's obligations under the promissory notes issued to Mr. Popeil and the other predecessor entities have been paid in full. The parties also agreed that the total principal amount payable at June 30, 2005 under the notes issued to Mr. Popeil and the predecessor entities was $13,158,180.

Under the terms of the Company's agreement with Mr. Popeil and the predecessor entities, Mr. Popeil and the predecessor entities also agreed to amend and clarify the terms of the Company's payment obligations under the promissory notes that the Company issued to them in connection with the purchase of the Ronco business. Through September 30, 2006, the Company made $1,286,388 in payments under the promissory notes. Under the terms of the Company's new agreement, on October 18, 2006, the Company paid $1,250,000 in satisfaction of its past due payment obligations under the promissory notes through June 30, 2006. The Company also agreed to pay all additional amounts due through September 30, 2006, within 30 days from the date of this agreement and that the Company is not in default on the obligations as of September 30, 2006. On October 20, 2006, the Company made another payment of $400,000 under the promissory notes. The Company expects to make a further payment within the 30-day period following the date of its agreement in satisfaction of its payment obligations through September 30, 2006.

In addition, the Company agreed to issue to Mr. Popeil a warrant to purchase 200,000 shares of our common stock with a five year term and an exercise price, payable in cash, equal to the average bid price for its common stock, as quoted on the OTC Bulletin Board, for the 30 trading days immediately before October 18, 2006, which is $0.84833 per share. The Company agreed to register the shares of common stock underlying the warrant.

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

NOTE 6 - LOAN AGREEMENT

On June 9, 2006, the Company entered into a letter loan agreement with the Lenders (Sanders Morris Harris, Inc. (“SMH”) and the Lenders who participate in a subsequent offering; a Security Agreement in favor of SMH individually and as agent for the Lenders; an Assignment of a life insurance policy for $15 million on the life of Ron Popeil in favor of SMH, individually and as agent for the Lenders; and the Company issued a Subordinated Promissory Note in the principal amount of $1,500,000 to SMH. As of June 9, 2006, A. Emerson Martin, II and Gregg A. Mockenhaupt were members of the Company’s Board of Directors and managing directors of SMH.

On October 18, 2006, SMH agreed to loan Company an additional $1,500,000 subject to certain closing conditions, including the mailing of an offer by Company to each of the holders of its Series A Convertible Preferred Stock to participate in a rights offering based on their pro rata ownership of outstanding Series A Convertible Preferred Stock and our closing on a credit agreement for a facility of not less than $15 million. Although conditions were not satisfied, on October 18, 2006, in connection with the financing obtained through Laurus Master Fund Ltd. (see Note 10) , SMH agreed to loan Company the additional $1,500,000 in exchange for a second promissory note in the principal amount of $1,500,000. The Company also amended its letter loan agreement with SMH to amend and restate the form of the promissory notes issued under the agreement, to eliminate certain requirements and conditions under the agreement and to make certain other changes to the terms of its agreement with SMH. The amended letter loan agreement provides, among other things, that: (i) the closing of the Company's rights offering would take place 45 days after the mailing of the offer to each of the holders the Company's Series A Convertible Preferred Stock to participate, to the extent of their pro rata share of the Company's outstanding shares of Series A Convertible Preferred Stock, in such rights offering by loaning to Company up to an additional $3,000,000 (which funds would be used by Company to pay off the loans made by SMH to Company under the letter loan agreement); (ii) SMH will (subject to certain conditions) reinvest the rights offering funds paid to it by us within 30 business days after the closing of the rights offering; (iii) the Company is not required to maintain Richard F. Allen, Sr. as its Chief Executive Officer and as a member of the Company's Board of Directors; (iv) the mailing of the rights offering materials, to the extent permissible under applicable federal and state securities laws, to Company's Series A Convertible Preferred Stockholders must take place by the earlier to occur of seven days after December 31, 2006 or the end of the period designated for determining the current market value of our common stock; and (v) the failure to close the rights offering within forty-five days after the date of the mailing of the rights offering materials to the holders of the Company's Series A Convertible Preferred Stock will not constitute an event of default under the letter loan agreement with SMH (as amended). Under the agreement, the Company agreed to use its reasonable commercial efforts to file Amendment No. 7 to Company's registration statement no later than October 31, 2006. The Company believes that it used its reasonable commercial efforts to complete the registration statement by October 31, 2006, and filed Amendment No. 7 to its registration statement on November 8, 2006. SMH also agreed to waive any breach of the letter loan agreement and the related loan documents that occurred before October 18, 2006, and agreed to waive any event of default under the letter loan agreement or the initial subordinated promissory note issued to SMH on June 9, 2006 that occurred prior to October 18, 2006. In addition, under the terms of amended letter loan agreement, SMH re-assigned proceeds under a life insurance policy for $15 million on the life of Ronald M. Popeil to SMH, which the Company previously assigned to SMH under the terms of the original agreement signed on June 9, 2006. The loans under the loan agreement bear interest at a rate of 4.77% per annum. Interest will be due and payable on the initial promissory note on the first and second anniversary of the issuance of the notes and at the maturity date. All interest and outstanding principal on the second promissory note will be payable on the earlier of June 9, 2009 or any refinancing of the loan with Laurus Master Fund Ltd.

Under the terms of the amended letter loan agreement, the principal and interest payable on the notes issued under the loan agreement are convertible into shares of Company's common stock at conversion price based on the weighted average of the stock sale price for the twenty consecutive trading days after the registration statement becomes effective. However, if the registration statement does not become effective in time so that this twenty-day period ends by December 31, 2006, the principal and interest payable on the notes will be convertible at a price of $0.17 per share.

NOTE 7- STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In connection with RMC’s purchase of selected assets of the Seller Entities, on June 30, 2005, the Company sold 13,262,600 shares of Series A Convertible Preferred Stock for $50 million in a private placement. The preferred stock has certain special rights, as defined, and the qualifications of the preferred stock are as follows:

Conversion - The conversion ratio, as of September 30, 2006, of the preferred stock is at the rate of one share of common stock for each share of preferred stock at the option of the holder. Under certain circumstances the Company, at its option, may cause all of the outstanding shares of preferred stock to be converted into shares of common stock, as defined, (representing an 86% ownership, as of September 30 2006, of the Company after redemption).

Voting Rights - Holders of preferred stock are entitled to the number of votes per share that would be equivalent to the number of shares of common stock into which a share of preferred stock is convertible.

Dividends - The holders of preferred stock are entitled to receive cumulative preferred dividends at the rate of $0.1885 per share per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. The dividends for the quarter ended September 30, 2006 were $710,689. The dividends for the quarter ended September 30, 2006 were paid in additional shares of Series A Convertible Preferred Stock on November 1, 2006.

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

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) and under the terms of the agreement, the Company is obligated to file a registration statement (Form S-l) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet this deadline and the Company is liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. In June 2006 the Series A Preferred Stock holders agreed to waive all penalties relating to this Registration Rights Agreement.

Warrants

On June 30, 2005, the Company issued a warrant to purchase 266,667 shares of Company common stock to Sanders Morris Harris Inc., Company's placement agent. The warrant has an exercise price of $3.77 per share of common stock and is exercisable for five years from July 1, 2005. The warrant is exercisable for cash or by cashless exercise. The warrant also contains anti-dilution provisions, which will cause the exercise price and/or number of shares the holder will receive upon exercise of the warrant to be adjusted, in the event of stock splits, stock dividends, or other re-capitalizations of the Company.

Deferred compensation

On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares of common stock to its then Chief Executive Officer ("CEO") for $.01 per share. These shares are subject to certain performance milestones. The Company has recorded deferred compensation of $3,009,177 based on the fair value of the common stock at June 30, 2005, which was $3.77 per share. The deferred compensation was to be amortized over three years based on the CEO's contract.

The CEO received 60% of these shares (480,188) in connection with his employment agreement, and was to be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries from June 30, 2005. The initial 480,188 shares are subject to repurchase by the Company, at its option, for $0.01 per share, exercisable if the CEO voluntarily terminates his employment with the Company prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if the Company terminates the CEO's employment on or before June 30, 2007 for “cause” the Company has the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment. In August 2006, the Company terminated the former CEO for cause. In connection with his termination, the Company took a charge of approximately $800,000 of non-cash compensation and reversed approximately $1,207,000 of deferred compensation against common stock to be issued. The Company's additional rights under the CEO's employment agreement continue to be reviewed and considered by the Company

On June 30, 2005, in connection with an employment agreement, the Company sold 160,063 shares of common stock to its Chief Financial Officer ("CFO") for $0.01 per share. The Company has valued these shares at $601,838 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 per share. The Company recorded $300,919 as compensation expense for the period from October 15, 2004 (Date of Inception) to June 30, 2005, and the remainder of $300,919 has been recorded as deferred compensation and was being amortized over three years based on CFO's contract. The balance of deferred compensation was expensed as of June 30, 2006.

The Company had the option to repurchase 50% of these shares (80,032) at $0.01 per share, exercisable if the CFO's employment is terminated voluntarily or for "cause," as defined. The Company's repurchase right will lapse with respect to each 25% (40,016) of these shares on each of the first two anniversaries from June 30, 2005.

On April 18, 2006, the Company terminated Evan J. Warshawsky as its Chief Financial Officer and Secretary. If the Company was unable to reach a settlement with Mr. Warshawsky, and it is ultimately determined that Mr. Warshawsky was terminated by the Company without cause under the terms of his employment agreement, the Company would have to pay Mr. Warshawsky $600,000 and reimburse him for the cost of up to the first twelve months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents are entitled to receive under federal law. In addition, the Company's repurchase option would lapse with respect to 80,032 shares of the Company's common stock held by Mr. Warshawsky. In May 2006, Mr. Warshawshy filed suit for wrongful termination.

Effective October 1, 2006, the Company settled this claim. Pursuant to the terms of the settlement agreement, in consideration for a full release of claims by the parties: (a) the Company agreed to waive its right to repurchase 160,063 shares of our common stock previously issued to Mr. Warshawsky pursuant to our employment agreement with him; (b) the Company agreed to transfer to Mr. Warshawsky a vehicle previously purchased for him by us valued at approximately $17,000; and (c) the Company agreed to enter into a Consulting Agreement with Definity Design Group, Inc., an entity owned by Mr. Warshawsky, for certain business consulting services. Pursuant to the Consulting Agreement, the Company agreed to pay to Definity Design Group a total retainer of $468,000, payable in equal monthly installments over the twenty-four (24) month term of the agreement, subject to certain grace periods and the occurrence of certain acceleration events.

For the three months ended September 30, 2006 and September 30, 2005 the Company recognized $799,248 and $275,841 respectively, of amortization expense related to the CEO and CFO deferred compensation.

Conversion of Series A Preferred Stock To Common Stock

In September 2006, some of the Series A preferred shareholders began to convert their preferred stock into common stock. This conversion was done on a ratio of one preferred share to one common share basis. With the issuance of the warrant to Laurus on October 18, 2006 (see Note 10), the anti-dilution rights afforded to the Series A Preferred shareholders changed the conversion ratio to 1.02754 common shares for each one share of Series A preferred. A preferential conversion of approximately $1,462,000 will be recorded in the quarter ended December 31, 2006 in connection with the reduction of the conversion price.

NOTE 8 - INCOME TAXES

The Company establishes a valuation allowance in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. As of September 30, 2006, the Company has recorded a valuation allowance against the entire deferred tax asset.

As of September 30, 2006, the Company had net operating loss carry forwards available in future periods to reduce income taxes that may be payable at those dates . For federal and California income tax purposes, net operating loss carry forwards amounted to approximately $20 million and expire during the years 2026 and 2016, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

On April 3, 2006, Palisades Master Fund, L.P. (“Palisades”), a holder of Company’s Series A Convertible Preferred Stock, filed a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming breach of contract based on the Company’s failure to have a registration statement declared effective by October 28, 2005 for the sale of Palisades’ shares of the Company's common stock and failure to pay dividends and penalties to Palisades. On September 29, 2006, Palisades filed an Amended Complaint, claiming that Palisades also incurred damages due to Ronco's alleged failure to timely issue documents that would allow Palisades to sell its common stock pursuant to Rule 144. Palisades claims that Ronco's alleged conduct was in breach of the Certificate of Designation. In October 2006, this case was dismissed without prejudice.

On May 22, 2006, Evan J. Warshawsky, the Company's former Chief Financial Officer filed a lawsuit in Los Angeles County Superior Court against us seeking damages in excess of $600,000 in connection with his termination. The complaint alleges causes of action for breach of employment agreement, declaratory relief and wrongful termination in violation of public policy. The lawsuit was stayed pending resolution of the arbitration. Effective October 1, 2006, the Company settled this claim, as described in Note 7.

On June 22, 2006, the Company received a demand letter from Mr. Paul F. Wallace, a stockholder, seeking prompt payment of $41,285 plus interest from us as partial liquidated damages for Company's failure to have a registration statement declared effective by October 28, 2005 for the sale of Wallace’s shares of stock. The demand letter also seeks a monthly payment of $5,027 as partial liquidated damages until such registration statement is declared effective. The demand letter was updated on August 21, 2006 to increase the amount owed to $50,296.

On August 30, 2006, the Company received a letter from counsel to Human Electronics (one of our vendors) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped to Company. Human Electronics asserts that the invoices totaled $2,058,871 and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due. Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days. The Company responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of Company's assets (consisting of tooling, some inventory and parts) in Human Electronics' possession. The Company offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics. On October 5, 2006, Human Electronics filed a complaint in California Superior Court for the County of Los Angeles, Central District (case number BC359815). The Company has not yet been served with the complaint. The complaint alleges, among other things, that the Company breached its contract with Human Electronics and that the Company defrauded Human Electronics by knowingly making false assertions and representations. The complaint also alleges that the Company became indebted to Human Electronics for goods and services delivered to us and seeks damages in the amount of at least $488,549 plus interest and attorneys’ fees. On November 7, 2006, the Company received a letter from counsel from the Korea Export Insurance Corp (KEIC), the insurance company referenced above, requesting payment of the balance due on the Human invoices of $1,570,323. The Company will respond to their demand for payment shortly.

NOTE 10 - SUBSEQUENT EVENTS

Loan Agreement with Crossroads Financials, LLC

On October 6, 2006 Ronco Corporation entered into a Loan and Security Agreement with Crossroads Financial, LLC, as the lender.  This credit facility consists of a revolving loan facility of up to $4,000,000 of which the Company borrowed $4,000,000 at the initial funding, to be used to pay certain existing indebtedness and fund general operating and working capital needs. The Company used a portion of the proceeds available under the credit facility made available through Laurus Master Fund Ltd. to pay in full all amounts due under the Loan and Security Agreement with Crossroads Financial LLC. The Company paid an early termination fee to Crossroads Financials, LLC in the amount of $144,000.

Laurus Financing

On October 18, 2006, the Company entered into a security and purchase agreement with Laurus Master Fund Ltd. (“Laurus”), under which the Company secured from Laurus a term loan of $4 million and a revolving credit line in the maximum principal amount of $11 million. As consideration for the term loan and credit line, the Company issued to Laurus promissory notes in corresponding amounts. The notes mature on October 18, 2008. the Company's obligations under the purchase agreement and the notes is secured by substantially all of the Company's tangible and intangible property. The note issued under the term loan bears interest at a rate per annum equal to the specified prime rate plus 2% but in no event less than 8%. The aggregate principal amount outstanding under the term note is payable monthly beginning on January 1, 2007 and thereafter on the first business day of each succeeding month. The Company has the option of prepaying the term loan by paying 115% of the principal amount of the term note then outstanding, together with accrued but unpaid interest thereon and any and all other sums due or payable to Laurus under the note and its agreements with Laurus.

In the event of default, if notified by Laurus, the Company will be required to pay additional interest on the outstanding principal balance of the term note in an amount equal to 0.5% per month. The note issued under the revolving credit line bears interest at a rate per annum equal to the specified prime Rate plus 1% but in no event less than 8%. Interest is payable monthly commencing on November 1, 2006 and thereafter on the first business day of each consecutive calendar month.

The Company may from time to time draw loans under the note. The amount that may be outstanding at any one time under the note is based on a formula that takes into account the amount of the Company's available inventory and available accounts receivable. In the event of default, if notified by Laurus, the Company will be required to pay additional interest on the outstanding principal balance of the note in an amount equal to 0.5% per month.

In connection with these arrangements and as additional security for the notes, the Company pledged to Laurus all of its shares of Ronco Marketing Corporation, its wholly-owned subsidiary, including any shares that the Company may acquire in this company in the future. The Company also assigned to Laurus proceeds of the life insurance policy for $15 million on the life of Ronald M. Popeil, which was previously assigned to SMH and re-assigned to the Company by SMH under the terms of the amended letter loan agreement with SMH. In addition, Ronco Marketing Corporation, or (“RMC”), and Laurus entered into an intellectual property security agreement pursuant to which, among other things, RMC granted Laurus a security interest in all of RMC’s right, title and interest in certain intellectual property of RMC.

As partial consideration under the Company's agreement with Laurus, the Company issued to Laurus a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $0.00001 per share. The warrant is exercisable immediately and expires on October 18, 2036. The exercise price of the warrant may be paid (i) in cash or by certified or official bank check, (ii) by delivery of the warrant, or shares of common stock and/or common stock receivable upon exercise of the warrant, or (iii) by a combination of any of the foregoing methods, for the number of common shares specified in the exercise notice. If the fair market value of one share of common stock is greater than the exercise price, in lieu of exercising the warrant for cash, Laurus may elect to receive shares equal to the value of the warrant by surrendering the warrant to the Company in exchange for shares of the Company's common stock computed as follows: the fair market value of one share of common stock (at the date of such calculation), minus the exercise price per share (as adjusted to the date of such calculation), multiplied by the number of shares of common stock purchasable under the warrant, or if only a portion is being exercised, the portion being exercised, divided by the fair market value of one share of our common stock (at the date of such calculation). The Company agreed to register all shares underlying the warrant issued to Laurus under the terms of a registration rights agreement with Laurus. Pursuant to the terms of the registration rights agreement, the Company is required to register the resale of shares underlying the warrants on a registration statement filed within 60 days following execution of the registration rights agreement. The Company is also required to use our best efforts to cause such registration statement to be declared effective no later than the 180th day following the date of the registration rights agreement. Shares underlying the warrant issued to Laurus are included in this prospectus and covered by the related registration statement that the Company filed with the Securities and Exchange Commission.

On October 18, 2006, the Company used proceeds available under the facility obtained through Laurus to repay all amounts due under its loan agreement with Crossroads Financial, LLC and factoring agreement with Prestige Capital and terminated these arrangements. The Company also repaid amounts to Ronald M. Popeil and the predecessor entities under the terms of its agreement with them.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many of the statements included in this report contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in our June 30, 2006 annual report on Form 10-K under the heading “Risk Factors,” as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The results of our operations have varied significantly in the past and we expect our operations to continue to vary in the future. A number of factors, some of which are outside of our control, will cause our results to fluctuate, including:

•	our ability to obtain funds required to meet our liquidity needs;

•	seasonal patterns affecting the performance of television media, primarily weather;

•	the relative availability of attractive media time within a given period for us to promote our products;

•	changes in interest rates, which will impact the cost of our borrowing and may impact certain customers’ decisions to make purchases through credit cards;

•	the impact of general economic conditions;

•	the introduction of new product offerings; and

•	the introduction of new infomercials for existing products.

In view of these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

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

All references to “Ronco,” “we,” “our,” “our company,” “us” or the “Company” in this Quarterly Report on Form 10-Q refer to Ronco Corporation and its subsidiary. As explained elsewhere in this report, our company was previously named Fi-Tek VII, Inc. and operated as a “blank check” company (a company with no significant business operations or specific business purpose) before June 30, 2005. On June 29, 2005, we (then named Fi-Tek VII, Inc.) closed a merger transaction resulting in a change of control. In connection with this transaction, we changed our name to Ronco Corporation. On June 30, 2005, we also acquired certain business and assets owned and operated by Mr. Ronald M. Popeil and certain entities affiliated with Mr. Popeil, as described in this report. All references to “our business,” “Ronco’s business” and similar references to the business and assets described in this report refer to the business and assets that we acquired on June 30, 2005, and not to our operations under the name Fi-Tek VII, Inc. before June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this report is intended to update the information contained in our annual report on Form 10-K for the period ended June 30, 2006 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such report. The following discussion and analysis of the results of operations and financial condition of Ronco Corporation as of September 30, 2006, and June 30, 2006, and for the three month periods ended on September 30, 2006 and 2005 should be read together with the financial statements of Ronco Corporation, and the notes to those financial statements included elsewhere in this report.

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

Another factor that affects our business is the age of a particular infomercial message. Typically, the response to an infomercial will decline over time, which in turn affects response rates and profitability. We monitor response rates on a daily basis and as the response rate declines below profitable levels, we will either “refresh” the show by editing in a new offer or new footage, or produce a completely new show. In this way, we attempt to extend the life of the product line on television, and increase the cumulative brand awareness and sell-through at retail.

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. Our gross margins declined primarily because we increased sales through wholesale accounts from 32% to 61% of our total net sales for the quarters ended September 30, 2005 and 2006, respectively. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale revenues. The growth of our wholesale business did not offset the decline in the direct response business during the year ended June 30, 2006; however, we believe that the wholesale business has proved to be a successful one for us.

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Net Sales

Net sales for the three months ended September 30, 2006 was $9.6 million, compared with $13.1 million for the three months ended September 30, 2005. The decline of $3.5 million, or 27%, in net sales for the three months ended September 30, 2006 is primarily due to a decline in direct response sales of our rotisserie ovens by approximately $1.7 million, a decline in direct response sales of our cutlery product line by $3.2 million and a decline of approximately $.2 million in list sales and commissions on advertising. The decrease in direct response sales was partially offset by an increase in our wholesale sales by approximately $1.6 million.

Net sales declined primarily due to the fact that our infomercials for our rotisserie and our cutlery lines are more than 2 years old and we have not provided our other products with any significant marketing support during the last several years. Historically our infomercials generate the highest sales in the first six months to a year, then decline as the infomercial loses its freshness. Our direct response sales declined to $3.6 million for the three months ended September 30, 2006, compared with direct response sales of $8.6 million for the three months ended September 30, 2005. Our sales through wholesale accounts increased to $5.9 million for the three months ended September 30, 2006, compared with wholesale sales of $4.3 million for the three months ended September 30, 2005. We expect the direct response trend to reverse for our rotisserie and cutlery lines as we introduce new offers on older infomercials, new versions of these products and produce new infomercials. We also expect our wholesale revenues to continue to increase as we expand our distribution in retail stores and overseas.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2006 was $4.6 million as compared with $8.6 million for the three months ended September 30, 2005. This decrease is primarily due to a decrease in our direct response sales and a relative increase in sales, both in absolute dollars and as a percentage of total sales, through wholesale accounts. The increase in cost of sales was due to the increase in wholesale sales relative to direct response sales, because the wholesale sales have a higher cost of sales. Our cost of sales does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses. Accordingly, our margins might not be comparable with those of other companies in our industry.

The gross margin decreased from 66% for the three months ended September 30, 2005 to 47% for the three months ended September 30, 2006. Our gross margin decreased primarily because of an increase in our revenue from wholesalers, and a corresponding decrease in our direct response sales, as a percentage of our overall sales. Revenue from wholesalers accounted for approximately 61% of our net sales for the three months ended September 30, 2006 as compared with 32% of our net sales for the three months ended September 30, 2005. Revenue from our direct response sales accounted for 38% of sales for the three months ended September 30, 2006 as compared with 65% of sales for the three months ended September 30, 2005. Although we experienced increased cost savings from manufacturing during the three months ended September 30, 2006 compared with the three months ended September 30, 2005, these cost savings were offset by discounts that we provided to mass merchants which resulted in the gross margin percentages decreasing. The average gross margin percentage for our direct response business for the three months ended September 30, 2006 was 72% compared with 74% for the three months ended September 30, 2005. The average gross margin percentage for our wholesale business for the three months ended September 30, 2006 was 33% compared with 48% for the three months ended September 30, 2005. The gross margin percentages for our direct response business during the three months ended September 30, 2005 and 2006 decreased because the ratio of Six Star+™ Cutlery product line to total direct response sales decreased from 62% to 60% from September 30, 2005 to September 30, 2006. Since the Six Star+™ Cutlery product line yields a higher gross margin than our Showtime™ product line, our margin decreases when the ratio of Six Star+™ Cutlery product line decreases. The lower gross margin percentages for our wholesale business during the three months ended September 30, 2006 were caused primarily by acceptance of large credits from existing customers in advance of the holiday season. For the three months ended September 30, 2005, the Company primarily sold wholesalers products through distributors. Additionally we generated minimal revenue from list sales and commissions from telemarketers, with respect to which we incurred no cost of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 were $8.8 million compared with $13.6 million for the three months ended September 30, 2005. This decrease of approximately $4.8 million, or 35%, was primarily due to a $3.8 million reduction in advertising expenses associated with the decreased effectiveness of infomercials over time, a $0.8 million reduction in credit card fees and shipping and handling expense due to the reduced sales, professional fees and salaries and related expenses decreased by approximately $0.4 million as we reduced our headcount and also spent less on legal and consulting expenses primarily to conserve our cash. In addition, for the three months ended September 30, 2006, our amortization expense of intangible assets declined by approximately $0.8 million primarily because we took an impairment charge of approximately $24 million as of June 30, 2006. This was off set by an increase of approximately $0.5 million in amortization of stock compensation and approximately $0.5 million in other selling, general and administrative expenses, such as rent, insurance and repairs and maintenance.

As a percentage of revenues, selling, general and administrative expenses decreased from 104% for the three months ended September 30, 2005 to 91% for the three months ended September 30, 2006. This decrease for the period was primarily due to a decrease in salaries and professional fees, deferred compensation and amortization of intangible assets, with a reduction in advertising expense, credit card fees and shipping and handling expense.

Operating loss

Our operating loss for the three months ended September 30, 2006 was $4.3 million, compared with a loss of $4.9 million for the three months ended September 30, 2005. The decrease in our operating loss of approximately $0.6 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 are primarily attributable to reduced selling, general and administrative expenses that was partially offset by a decline in gross profit.

Net interest expense

Our net interest expense for the three months ended September 30, 2006 was $0.4 million as compared to $0.3 million during the three months ended September 30, 2005. The interest expense relates to interest on the sellers note and borrowings under our factor agreement. The slight increase in interest expense is due to higher loan balances.

Income Tax

For the three months ended September 30, 2005, the Company recorded income tax benefit of $2.1 million. For the three months ended September 30, 2006 we provided a full valuation allowance to offset the benefit since we do not expect to realize our net operating losses in the future.

Net loss

Our net loss for the three months ended September 30, 2006 was $4.6 million, compared with a loss of $3.1 million for the comparable three months ended September 30, 2005. The increase in our net loss of approximately $1.5 million for the three months ended September 30, 2006 is due to the decrease in gross profit partially offset by a decrease in operating expenses for the reasons described above. In addition, we did not record any tax benefit in 2006 as compared to 2005 when we recognized $2.1 million in tax benefit.

Liquidity and Capital Resources

Historically, the predecessor entities funded operations primarily through cash flow from operations and borrowings from the shareholder of the predecessor entities. Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. Since our acquisition of the Ronco business, we no longer have the ability to borrow from the shareholder of the predecessor entities, so we have had to identify alternative sources of financing to replace this prior source of financing. In addition, during the three months ended September 30, 2006, we increased the volume of wholesale sales whereby we give extended payment terms to our customers, which increased our receivable collection time and thus increased our liquidity needs. This liquidity need is likely to increase as our wholesale business continues to grow. Our cost for television has declined and will continue to do so if our direct response business continues to decline, which we expect will reduce our need for liquidity. However, we expect the impact of this on our liquidity will be offset by our need to purchase more inventory to support our wholesale business.

Based on our new strategy and the anticipated growth in our wholesale business, we believe that our liquidity needs will increase. The amount of such increase will depend on many factors, such as the establishment of a research and development program, whether we upgrade our technology, and the amount of inventory required for our expanding wholesale and international business.

As of September 30, 2006, our total working capital deficit was $6.1 million. Our September 30, 2006, negative working capital included the current portion of our debt to the predecessor entities of $4.9 million and accounts payable of approximately $10.3 million. On October 6, 2006, we signed a loan agreement with Crossroads Financial on a $4 million credit facility. On October 18, 2006, we secured a $4 million term loan and a credit line of up to $11 million from Laurus Master Fund Ltd. (“Laurus”). We also received an additional $1.5 million under our loan letter agreement with Sanders Morris Harris, which was amended concurrently with the consummation of the Laurus transaction on October 18, 2006. We used a portion of the proceeds available under the Laurus loan and credit line to repay amounts owed to certain of our lenders, including all amounts owed to Crossroads as well as amounts owed under our factoring agreement. Also, on October 18, 2006, we used $1,250,000 of the loan proceeds to reduce our debt to Mr. Popeil and the predecessor entities. We made changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business, delaying the development and marketing of new products, delaying the expansion of our international sales, delaying the development of new infomercials. Although we obtained financing through Laurus, we may need additional financing in the near future and we may need to make further changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business and/or reducing advertising directed toward our direct response business. The Company has been sued by its vendor, Human Electronics, and has been contacted by the counsel of the Korean Export Insurance Company demanding payment on the on the funds they advance on behalf of Human Electronics. The Company is also required to increase its cash reserves to support its credit card processing. These issues make the future funding of our Company uncertain.

For the three months ended September 30, 2006, we used approximately $0.5 million in cash to fund our operations. This was primarily due to our net loss of approximately $4.6 million, increase in due from factor of approximately $0.8 million, increase in inventory of $1.2 million and an increase in prepaid and other current assets of $0.2 million. This was partially offset by an increase in accounts payable and accrued expenses of $3.4 million and an increase in deferred income of $0.7 million. Accounts payable and accrued expenses increased due to an extension in the payment terms from our factories in China and generally paying our other vendors later. Our current deferred income balance represents cash we collected for products that we had not shipped by September 30, 2006. We recorded depreciation and amortization expense of $0.8 million, bad debt of $0.2 million, for amortization of deferred compensation expense of $0.8 million and non-cash interest expense of $0.3 million on notes to the Seller Entities for the three months ended September 30, 2006.

For the three months ended September 30, 2005 we used approximately $0.5 million to fund our operations. This amount was used to fund operating losses of $3.1 million, purchase inventory of $8.1 million and finance accounts receivable of $1.4 million. This was partially offset by an increase in accounts payable and accrued liabilities of $11.2 million and depreciation and amortization of $1.6 million. Our inventory increased during our first quarter to meet the increased sales demands typical during our second quarter. In addition, our accounts receivable increased because our wholesale sales, for which we incur accounts receivable, increased by 17% for the three months ended September 30, 2005 as compared to the same period in 2004. We also received an income tax benefit during this quarter. Accounts payable rose during the first quarter due to our build up of inventory during the three months ended September 30, 2005. Depreciation and amortization also increased due to the amortization of intangible assets acquired in connection with our purchase of the Ronco business in June 2005.

For the three months ended September 30, 2006, we generated approximately $0.5 million in investing activities. We paid approximately $0.1 million to purchase equipment, including software, and received approximately $0.6 million from the sale of short term investments.

For the three months ended September 30, 2005, we used approximately $0.7 million for investing activities. We paid approximately $0.2 million to purchase equipment, including software, and used $0.5 million for the purchase of short term investments set aside as a credit card reserve for Wells Fargo Merchant Services, our credit card processor.

For the three months ended September 30, 2006, we used approximately $0.4 million from our financing activities, primarily to pay off our Wells Fargo Line of credit.

For the three months ended September 30, 2005, we generated approximately $0.6 million from financing activities. We received net proceeds of $1.2 million from a line of credit, which we used for working capital, and $45,000 from a long term loan, which we used to acquire a vehicle. During the quarter ended September 30, 2005, we also repaid approximately $717,000 on notes payable to the Seller Entities in connection with our acquisition of the Ronco business. We did not obtain any loans from the Seller Entities or their affiliates during the quarter ended September 30, 2005.

The Seller Entities Promissory Notes

In connection with our purchase of the Ronco business, we issued promissory notes to the predecessor entities and Ronald M. Popeil. The aggregate principal amount of the notes is $16.3 million, which may be adjusted pursuant to the terms of the purchase agreement. The aggregate principal amount of the notes was based on the estimated net value of the Ronco business. The amount of the notes may be increased if the actual net value of the Ronco business exceeds the estimated amount, and decreased if the actual net value is less than the estimated amount, as provided in the notes. We completed an accounting after the closing of the acquisition to determine the actual net value of the Ronco business as of the closing date and determined that the actual net value is lower than the estimated value specified in the purchase agreement. Under the terms of an agreement with Mr. Popeil that we signed in connection with Laurus loan transaction we completed in October 2006, Mr. Popeil agreed and confirmed that the original aggregate principal amount of the Seller Entities promissory notes was $13,158,180.

The promissory notes bear simple interest at a rate equal to 9.5% per annum. The principal payments due with respect to the promissory notes in any period will be determined by applying a per-unit dollar amount to the volume of our products that are shipped within such period. As of September 30, 2006 the amount due was approximately $2.1 million. On October 18, 2006 we agreed to pay the Seller Entities $1.25 million with the balance due through September 2006 to be paid by November 18, 2006. Any outstanding principal amount and any accrued but unpaid interest will become due and payable in full on June 29, 2010. There is no pre-payment penalty on the promissory notes.

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

In connection with the Laurus financing transaction, on October 18, 2006, we entered into a letter agreement with Ronald M. Popeil, the RMP Family Trust, Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc., which were among the predecessor entities from which we originally purchase the Ronco business. Under this agreement, Mr. Popeil agreed to enter into a subordination agreement with Laurus and an additional limited subordination agreement with SMH and the other lenders under the loan agreement with SMH. Under these agreements, Mr. Popeil agreed that the debt owed by us to Mr. Popeil is subordinate and junior in right of payment to our obligations to Laurus, SMH and other lenders, on the terms and conditions set forth in these agreements.

Revolving Line of Credit

On September 21, 2005, we borrowed $1,234,000 from Wells Fargo Bank, National Association, under a revolving line of credit note. Interest is payable monthly and the outstanding balance is due and payable on September 20, 2006. This facility is collateralized by our corporate investment bonds. The borrowings bear interest at 1% above LIBOR or ½% below prime, at the Company's option. The Company was paying a rate of 6.375% at June 30, 2006. There is no prepayment penalty on this revolving line of credit. There was no outstanding balance at September 30, 2006 because the loan was fully repaid and the line of credit was terminated in September 2006.

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

Pursuant to the loan agreement, SMH agreed to loan us an additional $1,500,000 subject to certain closing conditions, including the mailing of an offer to each of the holders of the Company’s Series A Convertible Preferred Stock to the extent of their pro rata share of the Company’s outstanding shares of Series A Convertible Preferred Stock to participate in our closing on a credit agreement for a facility of not less than $15 million.
Although conditions were not satisfied, on October 18, 2006, in connection with the financing obtained through Laurus Master Fund Ltd., SMH agreed to loan us the additional $1,500,000 in exchange for a second promissory note in the principal amount of $1,500,000. We also amended our letter loan agreement with SMH to amend and restate the form of the promissory notes issued under the agreement, to eliminate certain requirements and conditions under the agreement and to make certain other changes to the terms of our agreement with SMH. The amended letter loan agreement provides, among other things, that: (i) the closing of our rights offering would take place 45 days after the mailing of the offer to each of the holders of our Series A Convertible Preferred Stock to participate, to the extent of their pro rata share of the our outstanding shares of Series A Convertible Preferred Stock, in such rights offering by loaning to us up to an additional $3,000,000 (which funds would be used by us to pay off the loans made by SMH to us under the letter loan agreement); (ii) SMH will (subject to certain conditions) reinvest the rights offering funds paid to it by us within 30 business days after the closing of the rights offering; (iii) we are not required to maintain Richard F. Allen, Sr. as our Chief Executive Officer and as a member of the our Board of Directors; (iv) the mailing of the rights offering materials, to the extent permissible under applicable federal and state securities laws, to our Series A Convertible Preferred Stockholders must take place by the earlier to occur of seven days after December 31, 2006 or the end of the period designated for determining the current market value of our common stock; and (v) the failure to close the rights offering within forty-five days after the date of the mailing of the rights offering materials to the holders of our Series A Convertible Preferred Stock will not constitute an event of default under the letter loan agreement with SMH (as amended). Under the agreement, we agreed to use our reasonable commercial efforts to file Amendment No. 7 to the registration statement no later than October 31, 2006. SMH also agreed to waive any breach of the letter loan agreement and the related loan documents that occurred before October 18, 2006, and agreed to waive any event of default under the letter loan agreement or the initial subordinated promissory note issued to SMH on June 9, 2006 that occurred prior to October 18, 2006. In addition, under the terms of the amended letter loan agreement, SMH re-assigned proceeds under a life insurance policy for $15 million on the life of Ronald M. Popeil to SMH, which we previously assigned to SMH under the terms of the original agreement signed on June 9, 2006. The loans under the loan agreement bear interest at a rate of 4.77% per annum. Interest will be due and payable on the initial promissory note on the first and second anniversary of the issuance of the notes and at the maturity date. All interest and outstanding principal on the second promissory note will be payable on the earlier of June 9, 2009 or any refinancing of the loan with Laurus Master Fund Ltd. Under the terms of the amended letter loan agreement, the principal and interest payable on the notes issued under the loan agreement are convertible into shares of our common stock at conversion price based on the weighted average of the stock sale price for the twenty consecutive trading days after the registration statement to which this prospectus relates becomes effective. However, if the registration statement does not become effective in time so that this twenty-day period ends by December 31, 2006, the principal and interest payable on the notes will be convertible at a price of $0.17 per share.

Factoring Agreement

On October 25, 2005, we entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”) , pursuant to which Prestige agreed to buy and accept, and we agreed to sell and assign, certain accounts receivable owing to us with recourse except for payment not received due to insolvency. This agreement provides that upon the receipt and acceptance of each assignment of accounts receivable, Prestige will pay us 75% of the face amount of the accounts so assigned. Under the agreement, Prestige agreed to purchase accounts with a maximum aggregate face amount of $8,000,000. The fee payable by us to Prestige under the agreement ranges from 2% to 5.75% of the face amount of assigned accounts if the receivable is collected within 15 to 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period following the 75 day period until the account is paid. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced to us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige. The initial terms of the agreement expired on May 1, 2006, and we gave notice not to renew the agreement for another one-year term. Prestige agreed to extend the term on a month to month basis. On October 6, 2006 we extended the term of our agreement with Prestige until October 1, 2007. There is no prepayment penalty associated with this extension. On October 18, 2006 as part of the Laurus funding, this credit facility was repaid in full.

Loan Agreement with Crossroads Financials, LLC

On October 6, 2006 Ronco Corporation entered into a Loan and Security Agreement with Crossroads Financial, LLC, as the lender. This facility consists of a revolving loan facility of up to $4,000,000 of which the company borrowed $4,000,000 at the initial funding, to be used to pay certain existing indebtedness and fund general operating and working capital needs. On October 18, 2006 the Crossroads loan was repaid in full from the proceeds of the Laurus loan.

Laurus Financing

On October 18, 2006, we entered into a security and purchase agreement with Laurus Master Fund Ltd. (“Laurus”), under which we secured from Laurus a term loan of $4 million and a revolving credit line in the maximum principal amount of $11 million. As consideration for the term loan and credit line, we issued to Laurus promissory notes in corresponding amounts. The notes mature on October 18, 2008. Our obligations under the purchase agreement and the notes is secured by substantially all of our tangible and intangible property. The note issued under the term loan bears interest at a rate per annum equal to the specified prime rate plus 2% but in no event less than 8%. The aggregate principal amount outstanding under the term note is payable monthly beginning on January 1, 2007 and thereafter on the first business day of each succeeding month. We have the option of prepaying the term loan by paying 115% of the principal amount of the term note then outstanding, together with accrued but unpaid interest thereon and any and all other sums due or payable to Laurus under the note and our agreements with Laurus.

In the event of default, if notified by Laurus, we will be required to pay additional interest on the outstanding principal balance of the term note in an amount equal to 0.5% per month. The note issued under the revolving credit line bears interest at a rate per annum equal to the specified prime Rate plus 1% but in no event less than 8%. Interest is payable monthly commencing on November 1, 2006 and thereafter on the first business day of each consecutive calendar month.

We may from time to time draw loans under the note. The amount that may be outstanding at any one time under the note is based on a formula that takes into account the amount of our available inventory and available accounts receivable. In the event of default, if notified by Laurus, we will be required to pay additional interest on the outstanding principal balance of the note in an amount equal to 0.5% per month.

In connection with these arrangements and as additional security for the notes, we pledged to Laurus all of our shares of Ronco Marketing Corporation, our wholly-owned subsidiary, including any shares that we may acquire in this company in the future. We also assigned to Laurus proceeds of the life insurance policy for $15 million on the life of Ronald M. Popeil, which was previously assigned to SMH and re-assigned to us by SMH under the terms of the amended letter loan agreement with SMH. In addition, Ronco Marketing Corporation, or RMC, and Laurus entered into an intellectual property security agreement pursuant to which, among other things, RMC granted Laurus a security interest in all of RMC’s right, title and interest in certain intellectual property of RMC.

On October 18, 2006, we used proceeds available under the facility obtained through Laurus to repay all amounts due under our loan agreement with Crossroads Financial, LLC and terminated this arrangement. We also repaid amounts due under our factoring agreement and made certain payments to Ronald M. Popeil and the predecessor entities under the terms of our agreement with them.

Going Concern

The Company incurred net losses of approximately $44,420,000 for the year ended June 30, 2006, and had a working capital deficiency of approximately $12,867,000 as of June 30, 2006. The 2006 loss included an impairment of goodwill and intangibles of $24,520,916.  The Company incurred a net loss of approximately $4,613,000 for the quarter ended September 30, 2006 and had working capital deficit of approximately $6,120,000 as of September 30, 2006.  The Company has been sued by its vendor, Human Electronics, and has been contacted by the counsel of the Korean Export Insurance Company demanding payment on the on the funds they advance on behalf of Human Electronics.   The total amount of these two claims, excluding attorneys’ fees and other expenses, is approximately $2.1 million. Additionally, the Company has been notified by its credit card processing company that it will be required to increase its restricted cash reserves by approximately $1.5 million through December 2006 to support its credit card processing.  These issues as well as the Company’s history of historical operating losses, negative working capital, and risks normally associated with debt financing including the risk that our cash flow will be insufficient to meet required payments of principal and interest make the ability of our Company to meet its financial obligations as they become due uncertain.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through equity and debt financing.  On October 18, 2006, the Company secured a $5.5 million term loan and an $11 million line of credit to help meet its business plan.  The Company has also taken steps to reduce expenditures, salaries and other operating costs.

Capital Resources
We have not incurred any significant capital expenses during the periods presented and do not have any significant anticipated capital expenditures for the coming year. If capital needs should arise, we will fund them from cash from operations or will obtain financing in connection with their acquisition.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return.  The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on its 2007 financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

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

Intangible Assets and Goodwill

Intangible assets are comprised of patents, customer relationships, consulting agreement and trademarks. Goodwill represents acquisition costs in excess of the net assets of the businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important that could trigger an impairment review include the following:

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that foreign currency fluctuations significantly affected our financial position and results of operations as of and for the three months ended September 30, 2006.

We do not believe that inflation or changing prices has had a material impact on our net sales, revenues or income from continuing operations for the three months ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which includes changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading, speculative or hedging purposes.

The fees due under our factoring agreement also vary between 2% and 5.75% depending on whether the account is collected in less than 15 days or in up to 75 days. The rate goes up by 1% every 15 days thereafter and there is no maximum rate. The fees are not tied to interest rates. As of September 30, 2006 we had assigned $3.4 million of our accounts receivable to this factor. Our factoring agreement terminated on May 1, 2006, but the agreement has been extended on a month to month basis. On October 6, 2006 we extended our factoring agreement until October 1, 2007. On October 18, 2006, as part of the Laurus funding, we terminated this agreement and the loan was fully repaid.

We enter into a significant amount of purchase obligations outside of the United States, primarily in China, which are settled in U.S. dollars. Therefore, we believe we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Our pre-tax earnings and cash flows are exposed to change in interest rates as our borrowings under our term loan with Laurus bears interest at a specified prime rate plus 2%, and our credit line with Laurus bears interest at a specified prime rate plus 1%. As of October 31, 2006, our term loan carried interest at 10.25%, and our credit line carried interest at 9.25%. As of October 31, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to our term loan and our credit line would have an approximate $989,000 unfavorable impact on its earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of October 31, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

Item 4. Controls and Procedures

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

Based on their evaluation, as of September 30, 2006, the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on our identification of three weaknesses in our internal controls over financial reporting as of September 30, 2006. The material weaknesses are:

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

We are currently evaluating and researching various warehouse software solutions to determine which one best fits our business. We expect to complete our evaluation and implementation by June 30, 2007. In addition, we are currently implementing procedures to keep all inventory pick tickets and creating a standardized document for shipped items. We expect to have this fully implemented by March 31, 2007.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On April 3, 2006, Palisades Master Fund, L.P. (“Palisades”), a holder of our Series A Convertible Preferred Stock, filed a lawsuit against us in the United States District Court for the Southern District of New York, claiming breach of contract based on our failure to have a registration statement declared effective by October 28, 2005 for the sale of Palisades’ shares of our common stock and failure to pay dividends and penalties to Palisades. On September 29, 2006, Palisades filed an Amended Complaint, claiming that Palisades also incurred damages due to Ronco’s alleged failure to timely issue documents that would allow Palisades the ability to sell its common stock pursuant to Rule 144. Palisades claims that Ronco’s alleged conduct was in breach of the Certificate of Designation. In October 2006, this case was dismissed without prejudice.

On May 22, 2006, Evan J. Warshawsky, our former Chief Financial Officer filed a lawsuit in Los Angeles County Superior Court against us seeking damages in excess of $600,000 in connection with his termination. The complaint alleges causes of action for breach of employment agreement, declaratory relief and wrongful termination in violation of public policy. The lawsuit was stayed pending resolution of the arbitration. Effective October 1, 2006, we settled this claim. Pursuant to the terms of the settlement agreement, in consideration for a full release of claims by the parties: (a) we agreed to waive our right to repurchase 160,063 shares of our common stock previously issued to Mr. Warshawsky pursuant to our employment agreement with him; (b) we agreed to transfer to Mr. Warshawsky a vehicle previously purchased for him by us; and (c) we agreed to enter into a Consulting Agreement with Definity Design Group, Inc., an entity owned by Mr. Warshawsky, for certain business consulting services. Pursuant to the Consulting Agreement, we agreed to pay to Definity Design Group a total retainer of $468,000, payable in equal monthly installments over the twenty-four (24) month term of the agreement, subject to certain grace periods and the occurrence of certain acceleration events.

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

On August 30, 2006, we received a letter from counsel to Human Electronics (one of our vendors) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped to us. Human Electronics asserts that the invoices totaled $2,058,871 and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due. Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days. We responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of our assets (consisting of tooling, some inventory and parts) in Human Electronics’ possession. We offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics. On October 5, 2006, Human Electronics filed a complaint in California Superior Court for the County of Los Angeles, Central District (case number BC359815). We have not yet been served with the complaint. The complaint alleges, among other things, that we breached our contract with Human Electronics and that we defrauded Human Electronics by knowingly making false assertions and representations. The complaint also alleges that we became indebted to Human Electronics for goods and services delivered to us and seeks damages in the amount of at least $488,549 plus interest and attorneys’ fees. On November 7, 2006, we received a letter from counsel for the Korea Export Insurance Corp (KEIC), the insurance company referenced above, requesting payment of the balance due on the Human invoices of $1,570,323. We will respond to KEIC’s demand for payment shortly.

Item 1A. Risk Factors

Except for the additional risks and uncertainties described below in this Item IA, there are no material changes from the risk factors set forth in Item 1A “Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Please refer to that section for disclosures regarding the risk and uncertainties in our business.

We face risks associated with the use of debt to fund our operations, such as refinancing risk. We may have had incidents of default of our debt obligations under multiple arrangements with lenders, as a result of which we could lose significant rights to our products and intellectual property assets, which would harm our business.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay amounts under the promissory notes that we issued in connection with our purchase of the Ronco business. We also may be unable to satisfy our debt obligations under other arrangements with lenders, including our obligations to Sanders Morris Harris and other lenders under the $3.0 million loan transactions completed in June and October 2006, our obligations under our factoring agreement and our obligations under our new term loan and revolving credit line with Laurus Master Fund Ltd.

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

You will be subject to increasing dilution if the price of our common stock declines because we will be required to issue a higher number of shares of Series A Convertible Preferred Stock in payment of dividends on the Series A Convertible Preferred Stock. In addition, we will be required to issue an ever increasing number of shares of Series A Convertible Preferred Stock to satisfy our continuing obligations to pay dividends on the Series A Convertible Preferred Stock, because dividends are payable on additional shares of Series A Convertible Preferred Stock that we issue.

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

We may issued equity or debt securities in the future at prices that are below the conversion price of the Series A Convertible Preferred Stock, or under terms that require an adjustment in the rate at which our Series A Convertible Preferred Stock would be convertible into shares of our common stock. This will cause a decrease in the conversion price of the Series A Convertible Preferred Stock and result in an increase in the number of shares of common stock that would be issued upon conversion of the Series A Convertible Preferred Stock. For example, in connection with the loan transaction with Laurus Master Fund Ltd. that we completed in October 2006, we issued to Laurus a warrant to purchase 1,750,000 shares of our common stock. This resulted in a decrease in the conversion price of our Series A Convertible Preferred Stock, increased the number of shares that we would be required to issue upon conversion of the currently outstanding Series A Convertible Preferred Stock and diluted the stock ownership of our existing holders of common stock. In the future, we may also issue securities in connection with acquisition transactions or other types of transactions that similarly result in an adjustment in the conversion price of our Series A Convertible Preferred Stock. These types of issuances in the future could significantly dilute your ownership of common stock you purchase under this prospectus and cause our stock price to decline. We also may assume debt or incur impairment losses related to goodwill and other intangible assets if we acquire other companies or businesses, which could negatively affect our earnings and results of operations, cause our stock price to decline and harm our business.

We may be unable to retain, attract or integrate key personnel, which could prevent us from successfully operating our business and negatively affect our operations.

We rely on the contributions of our management team and key personnel. In addition, our success depends on our ability to successfully attract, retain and integrate additional qualified personnel to assume important management and other responsibilities that are vital to the success of our business and operations. We may be unable to retain our members of our core management team and other key personnel, and we may be unable to attract, retain and integrate qualified personnel in the future. The loss of services of any of the key members of our management team or other key personnel, or our inability to attract, retain and integrate other qualified personnel could disrupt our operations, have a material adverse effect on employee productivity and morale, and harm our business and financial results.

As a result of our acquisition of the Ronco business, we had a substantial amount of goodwill and intangible assets on our balance sheet, which is subject to annual impairment analysis. We recently took a significant impairment charge as a result of a decline in value of the Ronco business we acquired, which resulted in a significant increase in our net loss. If the value of the Ronco business we acquired declines further in the future, the resulting charge would cause a reduction in our net income or a further reduction in our net loss.

We accounted for our acquisition of the Ronco business using the purchase method of accounting. The total cost of this transaction was allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we were required to identify and attribute values and estimated lives to the intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. If we determine that any of these estimates and assumptions is incorrect, and that the value of the Ronco business that we acquired is less than the amount then reflected on our balance sheet, we will be required to reduce our income by the amount of such decline in value, which reduction is referred to as an impairment charge.

We will test goodwill and intangible assets for impairment annually in accordance with accounting principles generally accepted in the United States of America. If we conclude that our goodwill and intangible assets are impaired, we will reduce it by the amount of the impairment charge. Such write-downs could dramatically impact our earnings and may result in lower trading prices for our common stock.

For the year ended June 30, 2006, we recorded an impairment charge of approximately $24.5 million based on our assessment of a decline in the value of our goodwill and intangibles. The impairment of our goodwill and intangibles was primarily due to our significant decline in revenues and our lack of capital to develop new products and new infomercials. This impairment charge resulted in a significant reduction in our earnings and increase in our net loss. If we determine that the value of the Ronco business we acquired declines further in the future, we may be required to take a further impairment charge, which would cause a further reduction in our earnings, increase our net loss and harm our business.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Simi Valley, in the State of California, on September 30, 2006.

RONCO CORPORATION.
Date: November 12, 2006	By:	/s/ Paul M. Kabashima
Paul M. Kabashima. Chief Executive Officer

Date: November 12, 2006	By:	/s/ Ronald C Stone
Ronald C Stone Chief Financial Officer