Form 10-K/A
period 2006-06-30
RONCO CORP
filed 2007-01-03
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

RONCO CORPORATION
INDEX TO FORM 10-K/A

		Page
PART II

Item 6.	Selected Financial Data	4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	6

Item 8.	Financial Statements and Supplementary Data	21

Item 9.	Controls and Procedures	21

PART IV

Item 15.	Exhibits and Financial Statement Schedules	22

Explanatory Note

This amendment on Form 10-K/A (Amendment No. 2) is being filed to amend our annual report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on October 13, 2006, as amended by amendment on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006 (collectively, the “Original Report”), solely for the purpose of making certain corrections and changes. This amendment reflects the following changes:

•	revising the disclosure in Item 6 (Selected Financial Data) of Part II to remove pro forma financial information assuming the predecessor entities were taxable entities;

•
including an introductory paragraph under the heading entitled Results of Operations in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) of Part II to disclose the reasons for comparing the results of operation of the successor and predecessor entities for the periods indicated;

•	including tabular presentation of results of operations data in Item 7 of Part II;

•	including revised disclosure relating to critical accounting policies in Item 7 of Part II;

•	including a tabular presentation of sources and uses of cash in Item 7 of Part II;

•
revising the Consolidated Balance Sheets and consolidated combined statements of stockholders' and members' equity (deficiency) to reflect the elimination of deferred compensation against appropriate equity accounts;

•	including revised disclosure and tabular presentation concerning pro forma financial information in Note 3 of the Consolidated Financial Statements;

•	including disclosure concerning the net loss attributable to the common stockholders and members of the predecessor entities;

•	including revised disclosure concerning the terms of the notes described in note 14 of the Consolidated and Combined Financial Statements;

•	making certain other changes and corrections in the Consolidated and Combined Financial Statements;

•
revising the disclosure concerning controls and procedures in Item 9A (Controls and Procedures) of Part III to clarify management’s conclusions regarding the effectiveness of disclosure controls and procedures; and

•	including new exhibits and revised references in Item 15 (Exhibits and Financial Statement Schedules) of Part IV.

This amendment does not reflect events occurring after the filing of the Original Report, or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

PART II

Item 6.  Selected Financial Data

The merger on June 29, 2005 was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization. We accounted for our subsequent acquisition of the assets comprising the Ronco business on June 30, 2005 using the purchase method of accounting. Therefore, the historical financial statements of the predecessor entities are reflected as our historical financial statement. Pro forma information has not been presented because the transaction was not a business combination with respect to Fi-Tek VII.

The following table presents selected historical consolidated and combined financial data of the successor as of and for the year ended June 30, 2006 and as of and for the one day of June 30, 2005 (date of acquisition) and of the predecessor entities for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002, which has been derived from our audited consolidated and combined financial statements, and for the year ended December 31, 2001, which has been derived from our unaudited combined financial statements. Our consolidated and combined financial statements for the year ended June 30, 2006, one day June 30, 2005, nine months ended June 29, 2005 and September 30, 2004 were audited by Mahoney Cohen & Company, CPA, P.C. Our combined financial statements for the year ended December 31, 2003 were audited by VELAH Group LLP, and our combined financial statements for 2002 were audited by a former independent accountant. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and related notes, which are included elsewhere in this Form 10-K/A. Historical results are not necessarily indicative of the results to be expected in the future.

	SUCCESSOR	SUCCESSOR	PREDECESSOR

	Year ended June 30,	One Day for June 30, 2005(Date of	Nine months ended June 29,	Nine months ended September 30,	Year ended December 31,
	2006	Acquisition)	2005	2004	2003	2002	2001
							(unaudited)
			(dollars in thousands, except per share data and percentages)
Income Statement Data:
Net Sales	$58,724	$—	$68,985	$63,245	$93,500	$98,362	$105,420
Cost of goods sold	20,009	—	16,844	16,842	29,274	36,153	33,517
Gross profit	$38,715	$—	$52,141	$46,403	$64,226	$62,209	$71,903
Gross margin	66%	—	76%	73%	69%	63%	68%
Selling, general and administrative	56,969	766	50,446	53,217	67,653	71,937	77,825
Impairment loss on goodwill, intangibles and equipment	24,521	—	—	771	—	—	—
Operating (loss) income	($42,775)	($766)	$1,695	($7,585)	($3,427)	($9,728)	($5,922)
Operating exp. (as % of revenue)	139%	N/A	73%	85%	72%	73%	74%
Interest and other expense
(income)	1,335	—	2,833	120	(386)	(254)	(443)
Pretax loss	($44,110)	($766)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Income taxes (benefit)	310	(310)	—	—	—	—	—
Net loss	($44,420)	($456)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Preferred stock dividends	4,636	—	—	—	—	—	—
Net loss attributable to common shareholders	($49,056)	($456)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Net loss per share	($23.45)	($0.22)	N/A	N/A	N/A	N/A	N/A
Pro forma net loss
per share (unaudited) (1)	N/A	N/A	($0.54)	($3.68)	($1.45)	($4.53)	($2.62)

	Successor
Balance Sheet Data (dollars in thousands):	June 30, 2006	June 30, 2005
Working Capital	$(12,867)	$8,203
Total assets	28,239	63,762
Long-term liabilities	214	10,282
Stockholders’ and members’ equity (deficiency)	3,865	49,943

Notes to Summary Financial Data

Note 1: Pro forma loss per share

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

Accounts Receivable

We utilize the allowance method for accounting for losses from uncollectible accounts. We accrue our estimated product returns and record them as a part of our allowance for doubtful accounts and returns. Under this method, an allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. Management has determined the allowance, based on the amount of our accounts receivable, the age of accounts receivable, known troubled accounts and historical experience regarding collection of bad debts. We also perform ongoing credit evaluations of our wholesale customers. The majority of our bad debt allowance and our bad debts arises from the direct response business and relates to customers who purchase our products in multiple installments and fail to make all of the required payments. Before our acquisition of the Ronco business, we determined our allowance for doubtful accounts based solely on historical experience regarding collection of bad debts.

Inventories

Our inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value. With respect to the acquisition of the Ronco business, we accounted for the inventories acquired at fair value in accordance with purchase accounting. Inventory costs are comprised primarily of product, freight and duty.  We write down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. To date, our inventory write-downs related to our core products that represent more than 90% of our revenues have not resulted in the market value of the inventory falling below the cost of the inventory. This is due, in part, to our practice of refurbishing obsolete inventory, which we have been able to sell at prices that exceed the cost of the inventory, including the cost of refurbishment. Accordingly, we have not adjusted the carrying value of inventory in the past due to the application of the lower of cost or market rule.

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

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. As of June 30, 2006, the impact of our impairment testing of goodwill and intangibles on our financial position and results of operations was approximately $24.5 million. The impairment of our goodwill and intangibles was primarily due to our significant decline in revenues and our lack of capital to develop new products and new infomercials.

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

Results of Operations

We acquired the Ronco business from the predecessor entities on the last day of our fiscal year, June 30, 2005. We did not ship any products on that day because we were conducting our year-end physical inventory and thus we did not earn any revenue on that day. Prior to our acquisition of the Ronco business from the predecessor entities, we had no operations and generated no revenue. Accordingly, since we did not have any operations or generate any revenue prior to our acquisition of the Ronco business, the entities from whom we purchased the Ronco business are considered to be our predecessor company. Therefore, for comparative purposes, we show the June 30, 2006 results relative to the results of the unaudited combined results of the predecessor company for the year ended June 30, 2005. Also, for comparative purposes, we compare the results of operations of the predecessor company for the nine months ended June 29, 2005 and September 30, 2004 to the unaudited results of operations of the predecessor company for nine months ended June 30, 2004 and September 30, 2003.

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Year ended June 30,	One Day for June 30, 2005 (Date of	Year ended June 30,	Nine months ended June 29,	Nine months ended June 30,	Nine months ended September 30,	Nine months ended September 30,
	2006	Acquisition)	2005	2005	2004	2004	2003
			(unaudited)		(unaudited)		(unaudited)
				(dollars in millions, except per share data and percentages)
Income Statement Data:
Net Sales	$58.7	$—	$90.1	$68.9	$92.8	$63.2	$42.8
Gross profit	$38.7	$—	$68.7	$52.1	$65.5	$46.4	$28.6
Gross margin	66%	—	76%	76%	71%	73%	67%
Selling, general and administrative	57.0	0.8	68.3	50.4	71.7	53.2	31.2
Impairment loss on goodwill, intangibles and equipment	24.5	—	—	—	—	0.8	—
Operating (loss) income	($42.8)	($0.8)	$0.4	$1.7	($6.3)	($7.6)	($3.3)
Interest and other expense (income)	1.3	—	2.8	2.8	—	0.1	(0.2)

Income taxes (benefit)	0.3	(0.3)	—	—	—	—	—
Net loss	($44.4)	($0.5)	($2.4)	($1.1)	($6.3)	($7.7)	($3.1)

	Three Months Ended September 30,	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
	(dollars in millions, except per share data and percentages)
Income Statement Data:
Net Sales	$9.6	$13.1
Gross profit	$4.6	$8.6
Gross margin	47%	66%
Selling, general and administrative	8.8	13.6
Operating loss	($4.3)	($4.9)
Interest and other expense	0.4	0.3

Income tax benefit	—	(2.1)
Net loss	($4.6)	($3.1)

Year Ended June 30, 2006 Compared with Year Ended June 30, 2005 (unaudited)

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
Net Sales .

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

Gross Profit and Gross Margin .

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

Selling, General and Administrative Expenses .

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

Operating Income (Loss) .

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

Net Loss .

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

Net Sales .

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

Gross Profit and Gross Margin .

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

Selling, General and Administrative Expenses .

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

Impairment Loss on Tooling .

The impairment loss on tooling for the nine months ended September 30, 2004 was approximately $771,000, compared to no impairment loss for the nine months ended September 30, 2003. This impairment loss represented a write-off of out-of-date production tooling we previously used in connection with our current product lines.

Operating Loss .

Our operating loss for the nine months ended September 30, 2004 was ($7.6) million as compared to a ($3.3) million operating loss for the nine months ended September 30, 2003. The higher loss for 2004 is primarily attributable to the increase in advertising expenses during the nine months ended September 30, 2004.

Net Loss .

Our net loss for the nine months ended September 30, 2004 increased to ($7.7) million as compared to ($3.1) million for the nine months ended September 30, 2003. The higher loss for 2004 is primarily attributable to the increase in advertising expenses during the nine months ended September 30, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales .

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

Gross Profit and Gross Margin .

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

Selling, General and Administrative Expenses .

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

Operating Loss .

Our operating loss for the twelve months ended December 31, 2003 decreased to ($3.4) million from ($9.7) million for the same period of 2002. The decrease in operating loss was due primarily to the 6% increase in gross margin and a $4.3 million decrease in selling, general and administrative expenses.

Net Loss .

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

Sources and Uses of Cash

The following tables sets forth cash flow for the periods presented:

	Successor	Predecessor	Successor	Predecessor	Predecessor	Predecessor
	Year ended	Year ended	Period for One Day (Date of Acquisition)	Nine months ended	Nine months ended	Year ended
	June 30, 2006	June 30, 2005	June 30, 2005	June 29, 2005	September 30, 2004	December 31, 2003
Net cash (used in) operating activities	(1,032,920)	(41,862,660)	(675,538)	(2,383,605)	(41,227,132)	659,443

Net cash provided by (used in) investing activities	(12,802)	493,761	(44,934,093)	146,481	256,919	(554,842)

Net cash provided by (used in) financing activities	636,509	39,282,801	46,443,989	12,339	39,068,564	(363,400)

Net increase (decrease) in cash	(409,213)	(2,086,098)	834,358	(2,224,785)	(1,901,649)	(258,799)
Cash and cash equivalents, beginning of period	834,358	2,920,456	-	2,421,984	4,323,633	4,582,432

Cash and cash equivalents, end of period	425,145	834,358	834,358	197,199	2,421,984	4,323,633

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

During the year ended June 30, 2005, loans from the predecessor entities accounted for $39.3 million, the proceeds of which were used primarily to pay license and royalty fees of $38.5 million.

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

Factoring Agreement

On October 25, 2005, we entered into a purchase and sale agreement with Prestige Capital Corporation ("Prestige") , pursuant to which Prestige agreed to buy and accept, and we agreed to sell and assign, certain accounts receivable owing to us with recourse except for payment not received due to insolvency. This agreement provides that upon the receipt and acceptance of each assignment of accounts receivable, Prestige will pay us 75% of the face amount of the accounts so assigned. Under the agreement, Prestige agreed to purchase accounts with a maximum aggregate face amount of $8,000,000. The fee payable by us to Prestige under the agreement ranges from 2% to 5.75% of the face amount of assigned accounts if the receivable is collected within 15 to 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period following the 75 day period until the account is paid. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced to us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige.  The initial terms of the agreement expired on May 1, 2006, and we gave notice not to renew the agreement for another one-year term. Prestige agreed to extend the term on a month to month basis. We accounted for this agreement with Prestige as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." On October 6, 2006 we extended the term of our agreement with Prestige until October 1, 2007. There was no prepayment penalty associated with this extension.

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

Item 8. Financial Statements and Supplementary Data

See pages F-1 through F-25 at the end of this Amendment.

Item 9A. Controls and Procedures

The Company establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and reported to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.

Based on their evaluation, as of June 30, 2006, the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. This conclusion is based on our identification of three weaknesses in our internal controls over financial reporting as of June 30, 2006. The material weaknesses are:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements and Schedules.

FINANCIAL STATEMENT SCHEDULES

RONCO CORPORATION
Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period		Additions Charged to costs and expenses		Deductions		Balance at end of period

Allowance for doubtful accounts and sales returns
Successor:
Year ended June 30, 2006 (a)	$—	(b)	$4,868,944	(c)	$(4,505,427	)(d)	$363,517

Predecessor:
Nine months ended June 29, 2005	$1,480,000		$—		$(1,180,000	)(d)	$300,000
Nine months ended September 30, 2004	$5,526,430		$1,474,147		$(5,520,577	)(d)	$1,480,000
Year ended December 31, 2003	$1,835,421		$3,691,009		$—		$5,526,430
Year ended December 31, 2002	$1,075,385		$760,036		$—		$1,835,421

Notes:

(a)	Prior to June 30, 2005, the Predecessor did not track allowance for bad debt and sales returns separately. Since June 30, 2005, the Successor has tracked bad debt and sales returns separately.

(b)	In accordance with purchase accounting, accounts receivable have been recorded at fair value at June 30, 2005 and accordingly no allowance for doubtful accounts and sales returns have been provided.

(c)	Includes $502,517 of bad debt expenses and $4,366,427 of sales returns.

(d)	Accounts written-off against the allowance net of recoveries.

(2) See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 3, 2007

RONCO CORPORATION

By:	/ s/ Paul Kabashima

Paul Kabashima . Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 20, 2005, among Ronco Corporation (fka Fi-Tek VII, Inc.), the "FTK Insiders", Ronco Acquisition Corporation and Ronco Marketing Corporation.(4)

2.2
Asset Purchase Agreement dated December 10, 2004, as amended, among Ronco Marketing Corporation and Ronco Inventions, LLC, Popeil Inventions, Inc., RP Productions, Inc., RMP Family Trust and Ronald M. Popeil.(4)

3.1(i)	Certificate of Incorporation of Ronco Corporation (fka Fi-Tek VII, Inc.), as amended.(4)

3.1(ii)	Bylaws of Ronco Corporation (fka Fi-Tek VII, Inc.). (4)

4.1	Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Ronco Corporation. (4)

4.1.1	Amended and Restated Designation of Powers.(5)

4.2	Warrant between Ronco Corporation and Sanders Morris Harris Inc. (3)

4.3	Form of Registration Rights Agreement between Ronco Corporation, the parties set forth on the signature page and Exhibit A thereto and other stockholders of the Company. (1)

10.1	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Ronco Inventions, LLC. (5)

10.2	Lock-Up Agreement for Copper Beech Equity Partners dated June 29, 2005. (4)

10.3	Lock-Up Agreement for Content Holding LLC dated June 28, 2005.(4)

10.4	Assignment and Assumption Agreement dated June 30, 2005, between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.5	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Popeil Inventions, Inc. (5)

10.6	Consulting and Advisory Services Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.7	Trademark Co-Existence Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.8	New Product Development Agreement dated June 30, 2005 by and among Ronald M. Popeil and Ronco Marketing Corporation. (5)

10.9	Placement Agent Agreement dated May 26, 2005, between Ronco Marketing Corporation and Sanders Morris Harris. (4)

10.10	Advisory Agreement dated May 20, 2005, between Ronco Marketing Corporation and Copper Beech LLC, Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC. (4)

10.11	Revolving Line of Credit Note dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank, National Association. (5)

10.12	Securities Agreement Securities Account dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank National Association. (5)

10.13	Employment Agreement between Ronco Corporation and Richard F. Allen, Sr. (4)

10.14	Employment Agreement between Ronco Corporation and Evan J. Warshawsky. (4)

10.15	Restricted Stock Purchase Agreement between Ronco Corporation and Richard F. Allen, Sr. dated June 28, 2005. (4)*

10.16	Restricted Stock Purchase Agreement between Ronco Corporation and Evan Warshawsky dated June 29, 2005. (4)*

10.17	Purchase and Sale Agreement by and between Prestige Capital Corporation and Ronco Corporation dated as of October 25, 2005 (2)

10.18	Restricted Stock Purchase Agreement between Ronco Corporation and Gilbert Azafrani dated June 28, 2005. (4)*

10.19	Letter Loan Agreement dated June 9, 2006 between Ronco Corporation and Sanders Morris Harris, Inc. (5)

10.20	Subordinated Promissory Note dated June 9, 2006 issued to Sanders Morris Harris, Inc. in the principal amount of $1,500,000 (5)

10.21	Security Agreement dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

10.22	Assignment of Life Insurance Policy dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

14.1	Code of Business Conduct and Ethics (4)

21.1	Subsidiaries of Ronco Corporation (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)

(1)	Incorporated by reference from Exhibits 10.10 to Form 8-K filed July 1, 2005.

(2)	Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 31, 2005.

(3)	Incorporated by reference from exhibit 10.11 to the Form 10-K filed on November 4, 2005.

(4)	Incorporated by reference from the corresponding exhibit to the Form 10-K filed on November 4, 2005.

(5)	Previously Filed.

(6)	Filed herewith.

* Management Compensation Plan or Arrangements

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm, Mahoney Cohen & Company, CPA, P.C.	F-2 - F-3

Independent Auditors' Report, VELAH Group LLP	F-4

Consolidated Balance Sheets at June 30, 2006 and 2005	F-5

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
F-8 - F-9

Notes to Consolidated and Combined Financial Statements	F-10 - F-25

Index to Interim Financial Statements for the three months ended September 30, 2006 and 2005	F-26

The following consolidated and combined financial statement schedule is included in Item 15:
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ronco Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Ronco Corporation and subsidiary (the “Successor” or “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations and cash flows for the year ended June 30, 2006 and for the one day June 30, 2005 (Date of Acquisition) and stockholders' equity for the year ended June 30, 2006 and for the period October 15, 2004 (Date of Inception) to June 30, 2005. Our audits also included the financial statement schedule listed in the index as Item 15 for the year ended June 30, 2006. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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
September 22, 2006, except for Note 22, for which the date is October 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Stockholders
Ronco Inventions, LLC and Affiliated Companies

We have audited the accompanying combined statements of operations, stockholders' and members' deficiency and cash flows of Ronco Inventions, LLC and Affiliated Companies (the “Predecessor” or the “Company”) for the nine months ended June 29, 2005 and September 30, 2004. Our audits also included the financial statement schedule listed in the index as Item 15 for the nine months ended June 29, 2005 and September 30, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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
October 20, 2005

INDEPENDENT AUDITORS’ REPORT

To the Members and Stockholder
Ronco Inventions, LLC and Affiliated Companies:

We have audited the accompanying combined statements of operations, stockholders’ and members’ deficiency, and cash flows of Ronco Inventions, LLC and Affiliated Companies (collectively, the “Company”), which are under common ownership and common management, for the year ended December 31, 2003. Our audit also includes the financial statement scheduled listed in the index as Item 15 for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ VELAH Group LLP
Los Angeles, California
August 19, 2004

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

	June 30, 2006	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$425,145	$834,358
Short-term investments	501,942	-
Accounts receivable, net of allowance for doubtful accounts and returns of $363,517 at June 30, 2006	759,758	2,264,315
Inventories	8,372,362	8,968,199
Prepaid expenses and other current assets	632,376	2,537,506
Due from seller entities	-	135,676
Investments	601,783	-
Total current assets	11,293,366	14,740,054
INVESTMENTS	-	1,627,823
PROPERTY AND EQUIPMENT, Net	1,185,227	925,000
OTHER ASSETS:
Production costs, net of accumulated amortization $135,805 at June 30, 2006	71,610	100,000
Deposits	278,578	182,500
DEFERRED INCOME TAXES	-	310,000
INTANGIBLE ASSETS, Net of accumulated amortization and impairment writedown of
$27,513,161 at June 30, 2006	15,410,439	42,923,600
GOODWILL	-	2,953,481
	$28,239,220	$63,762,458

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$384,000	$-
Current maturities of notes payable to seller entities	13,026,085	2,876,000
Current maturities of notes payable	1,507,715	-
Accounts payable	7,432,957	3,156,080
Accrued expenses	1,223,005	430,251
Deferred income	586,363	75,000
Total current liabilities	24,160,125	6,537,331
LONG-TERM LIABILITIES:
Deferred income	182,430	-
Notes payable, less current maturities	31,182	10,282,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 15,580,932 and 13,262,600 shares issued and outstanding at June 30, 2006 and 2005, respectively	156	133
Common stock, $.00001 par value; 500,000,000 shares authorized; 2,091,605 shares issued and outstanding at June 30, 2006 and 2005	21	21
Common stock to be issued	1,206,870	1,206,870
Additional paid-in capital	52,182,203	49,513,066
Deferred compensation	-	(3,310,096)
Accumulated deficit	(49,523,767)	(467,047)
TOTAL STOCKHOLDERS' EQUITY	3,865,483	46,942,947
	$28,239,220	$63,762,458

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005, NINE MONTHS
ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004, AND THE YEAR ENDED DECEMBER 31, 2003

	Successor	Successor	Predecessor	Predecessor	Predecessor
	Year Ended June 30, 2006	(Date of Acquisition) June 30, 2005	Nine Months Ended June 29,2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Net sales	$58,723,826	$-	$68,985,101	$63,245,257	$93,500,173
Cost of sales	(20,009,445)	-	(16,844,057)	(16,842,282)	(29,274,097)
Gross profit	38,714,381	-	52,141,044	46,402,975	64,226,076

Selling, general and administrative expenses	56,968,807	765,967	50,446,473	53,216,762	67,652,570
Impairment loss on goodwill	2,953,481	-	-	-	-
Impairment loss on intangibles	21,567,435	-	-	-	-
Impairment loss on equipment	-	-	-	771,048	-
	81,489,723	765,967	50,446,473	53,987,810	67,652,570
Income (loss) from operations	(42,775,342)	(765,967)	1,694,571	(7,584,835)	(3,426,494)

Other income (loss), net	-	-	(7,840)	-	385,992
Interest expense, net of interest income of $112,915, $104,251, and $133,830 - June 30, 2006, June 29, 2005 and September 30, 2004, respectively	(1,335,038)	-	(2,824,260)	(120,482)	-
Loss before income taxes (benefit)	(44,110,380)	(765,967)	(1,137,529)	(7,705,317)	(3,040,502)
Income taxes (benefit)	310,000	(310,000)	-	-	-
Net loss	(44,420,380)	(455,967)	(1,137,529)	(7,705,317)	(3,040,502)
Preferred stock dividends	4,636,340	-	-	-	-
Net loss attributable to common stockholders	$(49,056,720)	$(455,967)	$(1,137,529)	$(7,705,317)	$(3,040,502)

NET LOSS PER SHARE:
Loss per share attributable to common stockholders - basic and diluted	$(23.45)	$(0.22)	N/A	N/A	N/A
Pro forma loss per share attributable to common stockholders- basic and diluted (unaudited)	N/A	N/A	$(0.54)	$(3.68)	N/A
Weighted average shares outstanding - basic and diluted	2,091,605	2,091,605	N/A	N/A	N/A
Pro forma weighted average shares outstanding - basic and diluted (unaudited)	N/A	N/A	2,091,605	2,091,605	N/A

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS'
AND MEMBERS' EQUITY (DEFICIENCY)

FOR THE YEAR ENDED JUNE 30, 2006, THE PERIOD FROM OCTOBER 15, 2004
(DATE OF INCEPTION) TO JUNE 30, 2005, NINE MONTHS
ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003

Successor:

			Series A Convertible			Additional
	Common Stock		Preferred Stock		Common Stock	Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	To Be Issued	Capital	Compensation	Deficit	Total
BALANCE, beginning at October 15, 2004 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of Common Stock	800,002	8				3,237			3,245
Recapitalization of Fi-Tek VII, Inc.	477,639	5				11,784			11,789
Issuance of Preferred Stock			13,262,600	133		49,999,867			50,000,000
Issuance costs on Preferred Stock						(3,570,460)			(3,570,460)
Issuance of Common Stock to officers at fair value (cash received $6,403)	640,251	6				2,413,741	(2,106,426)		307,321
Issuance of Common Stock for transaction costs at fair value (cash received $1,601)	173,713	2				654,897			654,899
Common Stock to be issued to officer as deferred compensation at fair value (cash received $3,200)					1,206,870		(1,203,670)		3,200
Net Loss								(467,047)	(467,047)

BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947
Preferred Stock dividends			2,318,332	23		4,636,317		(4,636,340)	-
Amortization of deferred compensation expense							1,303,978		1,303,978
Reclassification of deferred compensation as a result of adopting SFAS 123(R)						(2,006,118)	2,006,118		-
Options issued to member of the Board of Directors						38,938			38,938
Net Loss								(44,420,380)	(44,420,380)

BALANCE, June 30, 2006	2,091,605	$21	15,580,932	$156	$1,206,870	$52,182,203	$-	$(49,523,767)	$3,865,483

Predecessor:

	Popeil Inventions, Inc. Common Stock		R.P. Productions, Inc. Common Stock		Additional Paid-In	Accumulated	Ronco Inventions, LLC Members'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total
BALANCE, December 31, 2002	1,000	$1,000	100	$1	$1,194,375	$(18,417,039)	$(8,422,230)	$(25,643,893)
Net loss						(364,024)	(2,676,478)	(3,040,502)
BALANCE, December 31, 2003	1,000	$1,000	100	1	1,194,375	(18,781,063)	(11,098,708)	(28,684,395)
Net loss						(5,018,727)	(2,686,590)	(7,705,317)
BALANCE, September 30, 2004	1,000	$1,000	100	1	1,194,375	(23,799,790)	(13,785,298)	(36,389,712)
Net loss (Income)						2,110,822	(3,248,351)	(1,137,529)
Sale of assets to Successor	(1,000)	(1,000)	(100)	(1)	(1,194,375)	21,688,968	17,033,649	37,527,241
BALANCE, June 29, 2005	-	$-	-	$-	$-	$-	$-	$-

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEAR ENDED DECEMBER 31, 2003

	Successor	Successor	Predecessor	Predecessor	Predecessor
	For the Year Ended June 30, 2006	Period for One Day (Date of Acquisition)June 30, 2005	Nine Months June 29, 2005	Nine Months September 30, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(44,420,380)	(455,967)	(1,137,529)	(7,705,317)	(3,040,502)
Adjustments to reconcile net loss to net cash used in
(provided by) operating activities:
Depreciation and amortization	6,358,204	-	601,671	953,928	1,391,671
Non-cash interest expense	1,154,293	-	-	-	-
Gain on sale of property and equipment	-	-	-	-	(624)
Impairment loss on goodwill, intangibles and equipment	24,520,916	-	-	771,048	-
Bad debt expense	502,517	-	-	1,474,147	3,691,009
Non-cash board of director fees	38,938	-	-	-	-
Deferred income taxes	310,000	(310,000)	-	-	-
Compensation expense from the issuance of common stock and amortization of deferred compensation	1,303,978	300,919	-	-	-

Changes in operating assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	1,002,040	-	1,214,221	4,612,403	(4,361,600)
Inventories	595,837	-	2,497,350	(5,652,929)	1,338,015
Prepaid expenses and other current assets	1,905,130	(210,490)	668,872	2,222,083	(57,213)
Due from seller entities	135,676	-	-	-	-
Other assets	(203,493)	-	(6,705)	(454,214)	(361,481)
Accounts payable	4,276,877	-	(4,994,730)	206,150	1,030,675
Accrued expenses	792,754	-	2,798,142	177,827	237,059
Royalty and license fees payable	-	-	(580,027)	(40,380,573)	1,497,327
Deferred income	693,793	-	(3,444,870)	2,548,315	(704,893)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,032,920)	(675,538)	(2,383,605)	(41,227,132)	659,443

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(536,900)	-	(453,519)	(243,084)	(555,842)
Proceeds from sale of property and equipment		-	-	-	1,000
Deposit received on acquisition of Successor	-	-	100,000	-	-
Proceeds from investment in securities	1,026,040	-	500,000	500,003	-
Acquisition of businesses, net of cash acquired of $12,293 at June 30, 2005	-	(44,934,093)	-	-	-
Purchase of short-term investments	(501,942)	-	-	-	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,802)	(44,934,093)	146,481	256,919	(554,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder and affiliate	-	-	-	39,150,000	-
Proceeds from notes payable	1,544,597	391,810	-	-	-
Payments on notes payable	(1,292,088)	(391,810)	-	-	(375,000)
Net advances to affiliates	-	-	12,339	(81,436)	11,600
Net borrowings on line of credit	384,000	-	-	-	-
Proceeds from issuance of preferred stock, net of issuance costs $3,570,460 at June 30, 2005, respectively	-	46,429,540	-	-	-
Issuance of common stock	-	14,449	-	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	636,509	46,443,989	12,339	39,068,564	(363,400)

NET INCREASE (DECREASE) IN CASH	(409,213)	834,358	(2,224,785)	(1,901,649)	(258,799)
CASH AND CASH EQUIVALENTS, beginning of period	834,358	-	2,421,984	4,323,633	4,582,432

CASH AND CASH EQUIVALENTS, end of period	425,145	834,358	197,199	2,421,984	4,323,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	286,715	-	-	-	-
Income taxes	-	-	1,600	1,600	1,600

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

Predecessor - In 2004, the Seller Entities changed their fiscal year-end from December 31 to September 30. The combined Seller Entities financial statements include the results of operations for the nine months ended June 29, 2005 and September 30, 2004 and the results from operations for the years ended December 31, 2003.

	9 Months Ended 6/29/05	9 Months Ended 6/30/04	9 Months Ended 9/30/2004	9 Months Ended 9/30/2003
		(Unaudited)		(Unaudited)
Net sales	$68,985,101	$92,823,959	$63,245,257	$42,195,654

Cost of goods sold	(16,844,057)	(27,312,386)	(16,842,282)	(14,271,989)

Gross Profit	52,141,044	65,511,573	46,402,975	27,923,665

Selling and general administrative expenses	50,446,473	71,762,668	53,216,762	31,194,972
Impairment loss on equipment			771,048

Operating income (loss)	1,694,571	(6,251,095)	(7,584,835)	(3,271,307)

Interest income (expense), net	(2,824,260)	49,946	(120,482)	158,836
Other Income (expense)	(7,840)	(131,977)	—	—

Net Loss	$(1,137,529)	$(6,333,126)	$(7,705,317)	$(3,112,471)

Pro forma net loss per share (unaudited)	$(0.33)	$(3.03)	$(3.68)	$(1.49)

Pro forma weighted shares outstanding (unaudited)	2,091,605	2,091,605	2,091,605	2,091,605

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid investments purchased with original maturities of three months or less.

Short-Term Investments

Short-term investments are comprised of certificates of deposit used as a credit card reserve by the Company’s credit card processor. Under the terms of the Company’s arrangement with the credit card processor, such funds that are deposited with them are only available to meet credits incurred by the processor that the Company cannot meet in due course.

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

Unaudited Proforma Consolidated Condensed Financials

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on the dates assumed and does not project the Company’s results of operations for any future period.

          The following unaudited pro forma financial information presents the consolidated operations of the Company for the nine months ended June 29, 2005 and September 30, 2004 as if the acquisition of the Ronco business had occurred as of October 1, 2004 and January 1, 2004, respectively.

	Nine Months ended June 29, 2005	Nine Months ended September 30, 2004

Net sales	68,985,101	63,245,257
Net loss	(2,874,298)	(11,689,346)
Loss attributable to common stockholders	(4,749,298)	(12,500,348)

Pro forma loss per share - basic and diluted	$(2.27)	$(7.17)

Pro forma weighted average shares outstanding	2,091,605	2,091,605

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2006 and 2005:

Amortizable Intangibles:	Balance at June 30, 2005	Impairment	Amortization Expense	Net book value at June 30, 2006
Patents	$9,890,000	$5,187,121	$520,526	$4,182,353
Customer relationships	5,680,000	485,546	3,537,333	1,657,121
Popeil consulting agreement	5,663,600	3,775,733	1,887,867	-
Total amortizable intangibles	21,233,600	9,448,400	5,945,726	5,839,474

Unamortizable intangible assets:
Trademarks	21,690,000	12,119,035	-	9,570,965
Goodwill	2,953,481	2,953,481	-	-
Total unamortizable intangibles	24,643,481	15,072,516	-	9,570,965

Estimated future amortization expense at June 30, 2006:
For year ending June 30, 2007	$1,556,656
For year ending June 30, 2008	291,074
For year ending June 30, 2009	291,074
For year ending June 30, 2010	291,074
For year ending June 30, 2011	291,074
For year ending June 30, 2012 and beyond	3,118,469

NOTE 5 - CONCENTRATIONS OF RISK

Cash and Cash Equivalents

The Company and Seller Entities maintain most of its cash balances at a bank located in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable

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

The Notes are convertible into shares of the Company's common stock based on the principal amount outstanding plus accrued and unpaid interest through, the conversion dated divided by the conversion price. The conversion feature was exercisable on the later of August 23, 2006 or the end of the Pricing Period, which is defined in the loan document by reference to the time at which the Company’s registration statement becomes effective. Since the Pricing Period is based on the registration statement becoming effective, there was no certainty that the conversion would take place, and thus, no value was ascribed to the conversion feature. To date the Company has not completed its registration statement and as such the note cannot be converted into shares.

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

Deferred compensation

On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares of common stock to its Chief Executive Officer (“CEO”) for $.01 a share. These shares are subject to certain performance milestones. The Company has recorded deferred compensation of $3,009,177 based on the fair value of the common stock at June 30, 2005, the market value was $3.77 a share. The deferred compensation will be amortized over three years based on the CEO's contract. At June 30, 2006, the deferred compensation was eliminated against additional paid in capital in accordance with SFAS 123(R).

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

NOTE 16 - INCOME TAXES

The income taxes (benefit) for the year ended June 30, 2006 and the period ended June 30, 2005 (date of acquisition) consisted of the following:

	June 30, 2006	June 30, 2005
Current	$-	$-

Deferred:
Federal	241,000	(241,000)
State	69,000	(69,000)
Total deferred	310,000	(310,000)

Income taxes (benefit)	$310,000	(310,000)

The income tax effects of significant items, comprising the Company's net deferred income tax assets and liabilities, are as follows:

	June 30, 2006	June 30, 2005
Deferred income tax assets:
Current

Contingent settlement	$240,000	$-
Others	199,000	-
Total current	439,000	-

Net operating loss carry forwards	6,250,000	433,000
Goodwill and intangible impairments	9,768,000	-
Difference between book and tax basis of depreciation and amortization	1,034,000	(123,000)
Deferred compensation	519,000	-
	18,010,000	310,000
Valuation Allowance	(18,010,000)	-
Net deferred income tax asset	$-	$310,000

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

	Year Ended June 30, 2006	Period from October 15, 2004 (Date of Acquisition) to June 30, 2005
Federal statutory tax benefit	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)	(6)
Valuation allowance	40
Effect of reversal of deferred tax asset	0.70
Effective tax rate (benefit)	0.70%	(40)%

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

Future minimum lease payments on all non-cancelable operating leases as of June 30, 2006 are as follows:

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

On August 30, 2006, we received a letter from counsel to Human Electronics (a vendor to the Company) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped for us.  Human Electronics asserts that the invoices totaled $2,058,871, which have been included in accounts payable as of June 30, 2006, and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due.  Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days.  We responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of our assets (consisting of tooling, some inventory and parts) in Human Electronics' possession.  We offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics.

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

NOTE 21 - QUARTERLY DATA (Unaudited)

	Revenue	Gross Profit	Earnings (Loss) from operations	Net Earnings (Loss)	Net Loss attributable to common stockholders	Loss per share attributable to common stockholders -Basic and Diluted	Proforma Earnings (loss) per share attributable to common stockholders -Basic and Diluted
Successor
Fiscal 2006 Quarter ended
September 30, 2005	$13,089,410	$8,648,624	$(4,918,672)	$(3,131,190)	$(3,756,190)	$(1.80)	$-
December 31, 2005	29,644,381	20,166,283	(474,716)	(562,898)	(2,235,898)	(1.07)	-
March 31, 2006	10,093,898	7,716,298	(4,401,171)	(2,811,754)	(4,936,741)	(2.36)	-
June 30, 2006	5,896,137	2,183,176	(32,980,783)	(37,914,538)	(38,127,891)	(18.22)	-
	$58,723,826	$38,714,381	$(42,775,342)	$(44,420,380)	$(49,056,720)	$(23.45)	$-

Predecessor
Fiscal 2005 Quarter ended
September 30, 2004	$21,083,983	$16,551,980	$(1,350,835)	$(1,300,222)	$(1,300,222)	$-	$(0.62)
December 31, 2004	43,690,709	32,715,771	2,843,052	1,898,407	1,898,407	-	0.91
March 31, 2005	14,593,089	10,271,908	(444,810)	(1,377,650)	(1,377,650)	-	(0.66)
June 30, 2005	10,701,303	9,153,365	(703,671)	(1,658,286)	(1,658,286)	-	(0.79)
	$90,069,084	$68,693,024	$343,736	$(2,437,751)	$(2,437,751)	$-	$(1.17)

Note: Proforma weighted average shares were used to calculate Proforma Earnings (Loss) per share attributable to common stockholders for the predecessor entity.

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