Form 10-Q/A
period 2006-09-30
RONCO CORP
filed 2007-01-03
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This amendment on Form 10-Q/A (Amendment No. 1) (this “Amendment”) is being filed to amend our quarterly report on Form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on November 13, 2006 (the “Original Report”), solely for the purpose of making certain corrections and changes. This Amendment reflects the following changes:

•	revising the disclosure in the notes to the Consolidated Financial Statements set forth in Item 1 of Part I;

•	including tabular presentation of Results of Operations in Item 2 of Part I;

•	including revised disclosure relating to critical accounting policies in Item 2 of Part I;

•	including a tabular presentation of sources and uses of cash in Item 2 of Part I;

•	revising to the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity to reflect the elimination of deferred compensation against appropriate equity accounts;

•
revising the disclosure concerning controls and procedures in Item 4 (Controls and Procedures) of Part I to clarify management’s conclusions regarding the effectiveness of disclosure controls and procedures; and

•	including new exhibits and revised references in Item 6 (Exhibits) of Part II.

This Amendment does not reflect events occurring after the filing of the Original Report, or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

RONCO CORPORATION INDEX TO FORM 10-Q/A

		Page
PART I	FINANCIAL INFORMATION	3-14

	Consolidated Balance Sheets at September 30, 2006 (Unaudited) and June 30, 2006	3

	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2006 and September 30, 2005	4

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended September 30, 2006	5

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2006 and September 30, 2005	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 6.	Exhibits	28

Signatures		29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	June 30, 2006*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,418	$425,145
Short-term investments	501,942	501,942
Accounts receivable, net of allowance for doubtful accounts and returns of $1,417,539 at September 30, 2006 and $363,517 at June 30, 2006	432,867	759,758
Due from factor	839,338	-
Inventories	9,527,923	8,372,362
Prepaid expenses and other current assets	870,076	632,376
Investments	-	601,783
Total current assets	12,198,564	11,293,366
PROPERTY AND EQUIPMENT, Net	1,434,049	1,185,227
OTHER ASSETS:
Production costs, net of accumulated amortization of $162,659 and $135,805 at September 30, 2006 and June 30, 2006, respectively	44,756	71,610
Deposits	254,771	278,578
INTANGIBLE ASSETS, net of accumulated amortization and impairment writedown of $28,215,327 and $27,513,161 at September 30, 2006 and June 30, 2006, respectively	14,708,273	15,410,439
TOTAL ASSETS	$28,640,413	$28,239,220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$-	$384,000
Current maturities of notes payable to seller entities	4,900,000	13,026,085
Current maturities of notes payable	70,084	1,507,715
Accounts payable	10,339,448	7,432,957
Accrued expenses	1,696,374	1,223,005
Deferred income	1,312,172	586,363
Total current liabilites	18,318,078	24,160,125
LONG-TERM LIABILITIES:
Deferred income	178,163	182,430
Notes payable to seller entities, less current maturities	8,407,267	-
Notes payable, less current maturities	1,685,428	31,182
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 15,757,779 and 15,580,932 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	158	156
Common stock, $.00001 par value; 500,000,000 shares authorized 2,591,605 and 2,091,605 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	26	21
Common stock to be issued	-	1,206,870
Additional paid-in capital	54,899,003	52,182,203
Accumulated deficit	(54,847,710)	(49,523,767)
TOTAL STOCKHOLDERS' EQUITY	51,477	3,865,483
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,640,413	$28,239,220

*Derived from audited financial statements

See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Net sales	$9,608,919	$13,089,410
Cost of sales	(5,057,042)	(4,440,786)
Gross profit	4,551,877	8,648,624

Selling, general and administrative expenses	8,807,119	13,567,296
Loss from operations	(4,255,242)	(4,918,672)

Interest expense, net of interest income of $9,921 and $26,679, at September 30, 2006 and September 30, 2005, respectively	(358,012)	(300,518)
Loss before income tax benefit	(4,613,254)	(5,219,190)
Income tax benefit	-	(2,088,000)
Net loss	(4,613,254)	(3,131,190)
Preferred stock dividends	710,689	625,000
Net loss attributable to common stockholders	$(5,323,943)	$(3,756,190)

NET LOSS PER SHARE:
Loss per share attributable to common stockholders - basic and diluted	$(2.44)	$(1.80)
Weighted average shares outstanding - basic and diluted	2,183,996	2,091,605

See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	Common Stock		Series A Preferred Stock		Common Stock To Be	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
BALANCE, June 30, 2006	2,091,605	$21	15,580,932	$156	$1,206,870	$52,182,203	$(49,523,767)	$3,865,483

Conversion of Preferred Stock to Common Stock	500,000	5	(500,000)	(5)		-		-
Preferred Stock dividends			676,847	7		710,682	(710,689)	-
Cancellation of terminated officer's stock					(1,206,870)	2,006,118		799,248
Net Loss							(4,613,254)	(4,613,254)

BALANCE, September 30, 2006	2,591,605	$26	15,757,779	$158	$-	$54,899,003	$(54,847,710)	$51,477

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

On June 29, 2005, Fi-Tek VII, Inc. (“Fi-Tek”), a publicly traded shell corporation, acquired all of the outstanding shares of Ronco Marketing Corporation (“RMC”) through the merger of a wholly owned subsidiary of Fi-Tek with and into RMC. RMC continued as the surviving corporation after this transaction and became a wholly owned subsidiary of the Company. Upon closing of the merger, Fi-Tek changed its name to Ronco Corporation and completed a 1 for 89 reverse stock split of outstanding shares of Fi-Tek's common stock. In exchange for their shares of RMC, the former holders of RMC common stock received 800,002 post-reverse split shares of the Company's stock. The Company's existing stockholders (the stockholders of the Company when it was operating as Fi-Tek) retained the remaining 477,639 shares of the outstanding common stock of the Company following the merger and reverse stock split of the common stock. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the period ended June 30, 2006.

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

Going Concern

The Company incurred net losses of approximately $44,420,000 for the year ended June 30, 2006, and had a working capital deficiency of approximately $12,867,000 as of June 30, 2006. The 2006 loss included an impairment of goodwill and intangibles of $24,520,916. The Company incurred a net loss of approximately $4,613,000 for the quarter ended September 30, 2006 and had working capital deficit of approximately $6,120,000 as of September 30, 2006. The Company has been sued by its vendor, Human Electronics, and has been contacted by the counsel of the Korean Export Insurance Company demanding payment on the funds they advance on behalf of Human Electronics. The total amount of these two claims, excluding attorneys' fees and other expenses, is approximately $2.1 million. Additionally, the Company has been notified by its credit card processing company that it will be required to increase its restricted cash reserves by approximately $1.5 million through December 2006 to support its credit card processing. These issues as well as the Company's history of historical operating losses, negative working capital, and risks normally associated with debt financing including the risk that Company's cash flow will be insufficient to meet required payments of principal and interest make the ability of the Company to meet its financial obligations as they become due uncertain.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through equity and debt financing. On October 18, 2006, the Company secured a $5.5 million term loan and an $11 million line of credit to help meet its business plan. The Company has also taken steps to reduce expenditures, salaries and other operating costs.

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

NOTE 5 - SELLER ENTITIES' PROMISSORY NOTES

The face value of the promissory notes to the Seller Entities represents the net value of Ronco's assets acquired. These promissory notes bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped to the Company, within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes. The Company had an incident of default on these notes by not making certain required payments due.

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

NOTE 7- STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

In connection with RMC's purchase of selected assets of the Seller Entities, on June 30, 2005, the Company sold 13,262,600 shares of Series A Convertible Preferred Stock for $50 million in a private placement. The preferred stock has certain special rights, as defined, and the qualifications of the preferred stock are as follows:

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

On April 3, 2006, Palisades Master Fund, L.P. (“Palisades”), a holder of Company's Series A Convertible Preferred Stock, filed a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming breach of contract based on the Company's failure to have a registration statement declared effective by October 28, 2005 for the sale of Palisades' shares of the Company's common stock and failure to pay dividends and penalties to Palisades. On September 29, 2006, Palisades filed an Amended Complaint, claiming that Palisades also incurred damages due to Ronco's alleged failure to timely issue documents that would allow Palisades to sell its common stock pursuant to Rule 144. Palisades claims that Ronco's alleged conduct was in breach of the Certificate of Designation. In October 2006, this case was dismissed without prejudice.

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

On June 22, 2006, the Company received a demand letter from Mr. Paul F. Wallace, a stockholder, seeking prompt payment of $41,285 plus interest from us as partial liquidated damages for Company's failure to have a registration statement declared effective by October 28, 2005 for the sale of Wallace's shares of stock. The demand letter also seeks a monthly payment of $5,027 as partial liquidated damages until such registration statement is declared effective. The demand letter was updated on August 21, 2006 to increase the amount owed to $50,296.

On August 30, 2006, the Company received a letter from counsel to Human Electronics (one of our vendors) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped to Company. Human Electronics asserts that the invoices totaled $2,058,871 which have been included in amounts payable as of September 30, 2006 and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due. Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days. The Company responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of Company's assets (consisting of tooling, some inventory and parts) in Human Electronics' possession. The Company offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics. On October 5, 2006, Human Electronics filed a complaint in California Superior Court for the County of Los Angeles, Central District (case number BC359815). The Company has not yet been served with the complaint. The complaint alleges, among other things, that the Company breached its contract with Human Electronics and that the Company defrauded Human Electronics by knowingly making false assertions and representations. The complaint also alleges that the Company became indebted to Human Electronics for goods and services delivered to us and seeks damages in the amount of at least $488,549 plus interest and attorneys' fees. On November 7, 2006, the Company received a letter from counsel from the Korea Export Insurance Corp (KEIC), the insurance company referenced above, requesting payment of the balance due on the Human invoices of $1,570,323. The Company will respond to their demand for payment shortly.

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

In connection with these arrangements and as additional security for the notes, the Company pledged to Laurus all of its shares of Ronco Marketing Corporation, its wholly-owned subsidiary, including any shares that the Company may acquire in this company in the future. The Company also assigned to Laurus proceeds of the life insurance policy for $15 million on the life of Ronald M. Popeil, which was previously assigned to SMH and re-assigned to the Company by SMH under the terms of the amended letter loan agreement with SMH. In addition, Ronco Marketing Corporation, or (“RMC”), and Laurus entered into an intellectual property security agreement pursuant to which, among other things, RMC granted Laurus a security interest in all of RMC's right, title and interest in certain intellectual property of RMC.

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

Our future strategy calls for us to place more emphasis on the wholesale market. If we are successful in increasing sales in this area, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. Our gross margin was 47% as compared with 66% for the three months ended September 30, 2006 and September 30, 2005, respectively. Our gross margins declined primarily because we increased sales through wholesale accounts from 32% to 61% of our total net sales for the quarters ended September 30, 2005 and 2006, respectively. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale revenues. The growth of our wholesale business did not offset the decline in the direct response business during the quarter ended September 30, 2006; however, we believe that the wholesale business has proved to be a successful one for us.

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

The following table sets forth a comparison of our results of operations for the three months ended September 30, 2006 and 2005.

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
The following tables sets forth cash flow for the periods presented:
	For the three months ended
	September 30, 2006	September 30, 2005
Net cash used in operating activities	(495,459)	(534,086)

Net cash provided by (used in) investing activities	488,902	(661,603)

Net cash provided by (used in) financing activities	(392,170)	561,842

Net decrease in cash	(398,727)	(633,847)
Cash and cash equivalents, beginning of period	425,145	834,358

Cash and cash equivalents, end of period	26,418	200,511

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

Going Concern

We incurred net losses of approximately $44,420,000 for the year ended June 30, 2006, and had a working capital deficiency of approximately $12,867,000 as of June 30, 2006. The 2006 loss included an impairment of goodwill and intangibles of $24,520,916.  We incurred a net loss of approximately $4,613,000 for the quarter ended September 30, 2006 and had working capital deficit of approximately $6,120,000 as of September 30, 2006.  We were sued by our vendor, Human Electronics, and have been contacted by the counsel of the Korean Export Insurance Company demanding payment on the funds they advance on behalf of Human Electronics.   The total amount of these two claims, excluding attorneys’ fees and other expenses, is approximately $2.1 million. Additionally, we have been notified by our credit card processing company that it will be required to increase its restricted cash reserves by approximately $1 million through December 2006 to support its credit card processing.  These issues as well as our history of historical operating losses, negative working capital, and risks normally associated with debt financing including the risk that our cash flow will be insufficient to meet required payments of principal and interest make the ability of our Company to meet its financial obligations as they become due uncertain.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through equity and debt financing.

On October 18, 2006, we closed a debt financing transaction with Laurus Master Fund Ltd., under which we secured from Laurus a term loan of $4.0 million and a revolving credit line of up to $11 million. Concurrently with the completion of the Laurus financing transaction, we amended our letter loan agreement with SMH and borrowed from SMH an additional $1.5 million. We used a portion of the proceeds available under the Laurus financing to repay amounts owed to certain other lenders, including amounts owed to Crossroads Capital and Ronald M. Popeil. We believe the balance of the funds available to us under our financing arrangements with Laurus and SMH will be sufficient to satisfy our working capital requirements for the next six months. We plan to raise additional capital through one or more debt or equity financing transactions as needed if we are unable to generate sufficient cash flow from our operating activities. We have also taken steps to reduce expenditures, salaries and other operating costs.

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

Inventories

Our inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value. Inventory costs are comprised primarily of product, freight and duty. We write down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. To date, our inventory write-downs related to our core products which represents more than 90% of our revenues have not resulted in the market value of the inventory falling below the cost of the inventory other than inventory being obsolete. This is due, in part, to our practice of refurbishing obsolete inventory, which we have been able to sell at prices that exceed the cost of the inventory, including the cost of refurbishment. Accordingly, we have not adjusted the carrying value of inventory in the past due to the application of the lower of cost or market rule.

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

Item 4. Controls and Procedures

The Company establishes and maintains disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and reported to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Simi Valley, in the State of California, on January 3, 2007.

RONCO CORPORATION.

Date: January 3, 2007	By:	/s/ Paul M. Kabashima
Paul M. Kabashima.
Chief Executive Officer

Date: January 3, 2007	By:	/s/ Ronald C Stone
Ronald C Stone
Chief Financial Officer