Form 10-K/A
period 2006-06-30
RONCO CORP
filed 2007-02-08
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

RONCO CORPORATION

Explanatory Note

This amendment on Form 10-K/A (Amendment No. 3) is being filed to amend our annual report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on October 13, 2006, as amended by amendment on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on November 9, 2006 and by amendment on Form 10-K/A (Amendment No. 2) filed with the Securities and Exchange Commission on January 3, 2007 (collectively, the “Original Report”), solely for the purpose of making certain corrections and changes. This amendment reflects the following changes:

•	revising the disclosure in Item 6 (Selected Financial Data) of Part II to remove pro forma financial information for the predecessor entities

•
restating the Consolidated Balance Sheets, Consolidated and Combined Statements of Operations, Consolidated and Combined Statements of Cash Flows and Consolidated and Combined Statements of Stockholders' and Members' Equity (Deficiency) for the following:

•	to reclassify the settlement of penalties relating to the registration rights agreement previously recorded as dividends to registration penalty expense in accordance with SFAS 5;

•
to account for the difference of $605,000 between the accrued penalty liability of $4,048,000 and the settlement amount of $3,443,000 resulting in a gain on settlement of $467,000, and $138,000 associated with related parties as a contribution to capital in accordance with APB 26, footnote 1, by crediting additional paid in capital;

•
to account for the difference of $727,000 between the accrued dividend liability of $2,500,000 and the settlement amount of $1,773,000 resulting as a gain on settlement of $562,000, and the portion of the gain of $165,000 associated with related parties as a contribution to capital in accordance with APB 26, footnote 1, by crediting additional paid in capital;

•
revising the disclosure in Items 1, 5, 6 and 7 in relation to the above described changes. The Company is also filing the restated financial statements described in Item 8 of this Form 10-K/A. The Company is also including new certifications as exhibits 31.1, 31.2, 32.1 and 32.2, as referenced in Item 15 of this Form 10-K/A. The other items included in this Form 10-K/A are set forth herein for convenience only and the information set forth in such other items has not been amended or revised from the information set forth in these items in the Original Report.

In addition to this report on Form 10-K/A, the Company is filing a Current Report on Form 8-K to report the Company's determination concerning the unreliability of previously issued financial statements included in prior reports filed by the Company. The Company will also file an amended Quarterly Report on Form 10-Q/A to restate the Company’s financial statements for the period ended September 30, 2006, and to make changes to disclosure corresponding to these changes.

You should not rely on the financial statements and other financial information contained in the Company’s Forms 10-K and 10-Q for periods ended June 30, 2006 and September 30, 2006.

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

We were incorporated under the name Fi-Tek VII, Inc. under the laws of the State of Delaware on July 12, 1990. Before June 30, 2005, we were a “blank check” company. During this time, we engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. The address of our principal executive offices is 61 Moreland Road, Simi Valley, California 93065 and our telephone number is (805) 433-1030. Our corporate web site is www.ronco.com . The information on our web site is not a part of this prospectus.

In June 2005, we (at the time operating under the name Fi-Tek VII, Inc.) completed a series of related transactions including the merger of our wholly-owned subsidiary, Ronco Acquisition Corporation, with and into Ronco Marketing Corporation and the acquisition of assets comprising the Ronco business from Ronco Inventions, LLC, Popeil Inventions, Inc., RP Productions, Inc., which we refer to collectively as the predecessor entities, and Mr. Popeil. On June 30, 2005, in connection with these transactions, we changed our name to Ronco Corporation.

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

We may issue equity or debt securities in the future at prices that are below the conversion price of the Series A Convertible Preferred Stock, or under terms that require an adjustment in the rate at which our Series A Convertible Preferred Stock would be convertible into shares of our common stock. This will cause a decrease in the conversion price of the Series A Convertible Preferred Stock and result in an increase in the number of shares of common stock that would be issued upon conversion of the Series A Convertible Preferred Stock. In the future, we may also issue securities in connection with acquisition transactions or other types of transactions that similarly result in an adjustment in the conversion price of our Series A Convertible Preferred Stock. These types of issuances in the future could significantly dilute your ownership of common stock you purchase under this prospectus and cause our stock price to decline. We also may assume debt or incur impairment losses related to goodwill and other intangible assets if we acquire other companies or businesses, which could negatively affect our earnings and results of operations, cause our stock price to decline and harm our business.

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

As a result of our acquisition of the Ronco business, we have a substantial amount of intangibles on our balance sheet, which is subject to annual impairment analysis. If the value of the Ronco business we acquired declines in the future, the resulting charge would negatively impact our earnings.

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

We do not own or lease any additional space.

Item 3.	Legal Proceedings .

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

On May 22, 2006, Evan J. Warshawsky, our former Chief Financial Officer filed a lawsuit in Los Angeles County Superior Court against the Company seeking damages in excess of $600,000 in connection with his termination. The complaint alleges causes of action for breach of employment agreement, declaratory relief and wrongful termination in violation of public policy. The lawsuit was stayed pending resolution of the arbitration . The parties have not begun arbitration proceedings.

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

Dividends

We do not currently intend to pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the terms of our Series A Convertible Preferred Stock restrict our ability to pay dividends on our common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive cumulative preferential dividends at the rate of $0.1885 per share per annum (equal to 5% of the purchase price of the preferred stock) payable quarterly in arrears in cash or, at our option in shares of Series A Convertible Preferred Stock, on January 1, April 1, July 1, and October 1 of each year. We failed to make our scheduled October 1, 2005, January 1, 2006, and April 1, 2006 dividend payments totaling approximately $1,875,000. Due to our failure to make these dividend payments and because a certain registration statement required to be filed pursuant to the terms of the Registration Rights Agreement between us and the Series A Convertible Preferred Stock shareholders we lost the option to choose unilaterally to make these dividend payments in additional shares of Series A Convertible Preferred Stock as opposed to cash. See “Description of Securities-Preferred Stock.” We may not pay any dividends on our common stock before we pay all dividends on our Series A Convertible Preferred Stock. On June 28, 2006 the Series A shareholders agreed to be paid in Series A Preferred Stock instead of cash at the rate of 0.038464 shares per share (or 510,136 shares in total) for the three quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 and they agreed to settle all penalties related to the registration rights agreement for 1,530,418 shares of Series A Convertible Preferred Stock. We agreed to pay a dividend of 0.020933 shares per share (or 277,778 shares in total) for the quarter ended June 30, 2006 to the Series A holders.

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

The following table presents selected historical consolidated and combined financial data of the successor as of and for the year ended June 30, 2006 (as restated as described more fully in Note 23 “Restatement of Previously Issued Financial Statements” in the Notes to Consolidated and Combined Financial Statements included in Item 8 of this Form 10K/A) and as of and for the one day of June 30, 2005 (date of acquisition) and of the predecessor entities for the nine months ended June 29, 2005 and September 30, 2004, and for the years ended December 31, 2003 and 2002, which has been derived from our audited consolidated and combined financial statements, and for the year ended December 31, 2001, which has been derived from our unaudited combined financial statements. Our consolidated and combined financial statements for the year ended June 30, 2006, one day June 30, 2005, nine months ended June 29, 2005 and September 30, 2004 were audited by Mahoney Cohen & Company, CPA, P.C. Our combined financial statements for the year ended December 31, 2003 were audited by VELAH Group LLP, and our combined financial statements for 2002 were audited by a former independent accountant. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated and combined financial statements and related notes, which are included elsewhere in this Form 10-K/A. Historical results are not necessarily indicative of the results to be expected in the future.

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Year ended June 30,	One Day for June 30, 2005(Date of	Nine months ended June 29,	Nine months ended September 30,	Year ended December 31,
	2006	Acquisition)	2005	2004	2003	2002	2001
	(As Restated)						(unaudited)
			(dollars in thousands, except per share data and percentages)
Income Statement Data:
Net Sales	$58,724	$—	$68,985	$63,245	$93,500	$98,362	$105,420
Cost of goods sold	20,009	—	16,844	16,842	29,274	36,153	33,517
Gross profit	$38,715	$—	$52,141	$46,403	$64,226	$62,209	$71,903
Gross margin	66%	—	76%	73%	69%	63%	68%
Selling, general and administrative	56,969	766	50,446	53,217	67,653	71,937	77,825

Impairment loss on goodwill, intangibles and equipment	24,521	—	—	771	—	—	—
Registration penalties expense	4,048	—	—	—	—	—	—
Gain on settlement of registration penalties and dividends	(1,028)	—	—	—	—	—	—
Operating (loss) income	($45,795)	($766)	$1,695	($7,585)	($3,427)	($9,728)	($5,922)
Operating exp. (as % of revenue)	144%	N/A	73%	85%	72%	73%	74%
Interest and other expense
(income)	1,335	—	2,833	120	(386)	(254)	(443)
Pretax loss	($47,130)	($766)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Income taxes (benefit)	310	(310)	—	—	—	—	—
Net loss	($47,440)	($456)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Preferred stock dividends	2,500	—	—	—	—	—	—
Net loss attributable to common shareholders	($49,940)	($456)	($1,138)	($7,705)	($3,041)	($9,474)	($5,479)
Net loss per share	($23.88)	($0.22)	N/A	N/A	N/A	N/A	N/A

	Successor
Balance Sheet Data (dollars in thousands):	June 30, 2006	June 30, 2005
Working Capital	$(12,867)	$8,203
Total assets	28,239	63,762
Long-term liabilities	214	10,282
Stockholders’ and members’ equity (deficiency)	3,865	49,943

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

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Year ended June 30,	One Day for June 30, 2005 (Date of	Year ended June 30,	Nine months ended June 29,	Nine months ended June 30,	Nine months ended September 30,	Nine months ended September 30,
	2006	Acquisition)	2005	2005	2004	2004	2003
	(As Restated)		(unaudited)		(unaudited)		(unaudited)
				(dollars in millions, except per share data and percentages)
Income Statement Data:
Net Sales	$58.7	$—	$90.1	$68.9	$92.8	$63.2	$42.8
Gross profit	$38.7	$—	$68.7	$52.1	$65.5	$46.4	$28.6
Gross margin	66%	—	76%	76%	71%	73%	67%
Selling, general and administrative	57.0	0.8	68.3	50.4	71.7	53.2	31.2
Impairment loss on goodwill, intangibles and equipment	24.5	—	—	—	—	0.8	—
Registration penalties expense	4.0	—	—	—	—	—	—
Gain on settlement of registration penalties and dividends	(1.0)	—	—	—	—	—	—
Operating (loss) income	($45.8)	($0.8)	$0.4	$1.7	($6.3)	($7.6)	($3.3)
Interest and other expense (income)	1.3	—	2.8	2.8	—	0.1	(0.2)

Income taxes (benefit)	0.3	(0.3)	—	—	—	—	—
Net loss	($47.4)	($0.5)	($2.4)	($1.1)	($6.3)	($7.7)	($3.1)

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

The gross margin decreased from 76.3% for the year ended June 30, 2005 to 65.9% for the year ended June 30, 2006. Our gross margin decreased primarily because of an increase in our revenue from wholesalers, and a corresponding decrease in our direct response sales, as a percentage of our overall sales. Revenue from wholesalers accounted for approximately 38.1% of our net sales for the year ended June 30, 2006 as compared with 21.5% of our net sales for the year ended June 30, 2005. Revenue from our direct response sales accounted for 59.5% of sales for the year ended June 30, 2006 as compared with 77.6% of sales for the year ended June 30, 2005. Although we experienced increased cost savings from manufacturing during the year ended June 30, 2006 compared with the year ended June 30, 2005, these cost savings were offset by discounts that we provided to mass merchants which resulted in the gross margin percentages decreasing. The average gross margin percentage for our direct response business for the year ended June 30, 2006 was 80.6%, compared with 81.1% for the year ended June 30, 2005. The average gross margin percentage for our wholesale business for the year ended June 30, 2006 was 38.4%, compared with 56.8% for the year ended June 30, 2005. The higher gross margin percentages for our direct response business during the year ended June 30, 2005 were caused primarily by a backlog of orders for our Showtime™ Rotisserie product line due to production delays by our outsource manufacturers in the year ended June 30, 2005. This in turn meant that a higher percentage of our direct response sales were from our Six Star+™ Cutlery product line, which yields a higher gross margin than our Showtime™ product line. The lower gross margin percentages for our wholesale business during the year ended June 30, 2006 were caused primarily by our efforts to liquidate older inventory to generate cash. For the year ended June 30, 2005, the predecessor entities primarily sold wholesalers products through distributors. Additionally we generated revenue from list sales and commissions from telemarketers, with respect to which we incurred no cost of sales. Accordingly, our gross margin from list sales and commissions was 100%, or 3.6% and 1.2% of total gross margin, for the years ended June 30, 2006 and 2005, respectively. Our cost of goods sold does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses, and as such, our margins might not be comparable to other companies in our industry.

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

  Registration Penalties Expense and Gain on Settlement

We have restated our financial statements to reflect the settlement of registration penalty expense, related to the Series A registration agreement, of $4,048,387 as an expense in accordance with SFAS 5.  The Series A shareholders agreed to settle all accrued penalties for 1,530,418 shares of common stock. In accordance with APB 26 we accounted for the difference of $604,966between the accrued penalty liability of $4,048,387 and the settlement amount of $3,443,421 resulting in a gain on settlement of $467,336, and $137,630 associated with related parties as a contribution to capital in accordance with APB 26, footnote 1, by crediting additional paid in capital. Also, in accordance with APB 26 we accounted for the difference of $727,193 between the accrued dividend liability of $2,500,000 and the settlement amount of $1,772,807 as a gain on settlement of $561,757, and the portion of the gain associated with related parties as a return of capital of $165, 436 in accordance with APB 26, footnote 1 by crediting additional paid in capital..

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

Operating income/loss

Our operating loss for the year ended June 30, 2006 was $45.8 million, compared with income of $0.4 million for the year ended June 30, 2005. The increase in our operating loss of approximately $45.4 million for the year ended June 30, 2006 compared to the year ended June 30, 2005 are primarily attributable to lower sales volume in our direct response business, impairment of our goodwill and intangibles, registration penalties expense, partially offset by a reduction in selling general and administrative expenses and gain on settlement of penalties and dividends.

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

Net loss

Our net loss for the year ended June 30, 2006 was $ 47.4 million, compared with a loss of $2.4 million for the comparable year ended June 30, 2005. The increase in our net loss of approximately $45.0 million for the year ended June 30, 2006 is due to the decrease in revenue and increase in operating expenses for the reasons described above. Our net loss attributable to common stockholders for the year ended June 30, 2006 increased by an additional $2.5 million due to dividend on our preferred stock.

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

Sources and Uses of Cash

The following tables sets forth cash flow for the periods presented:

	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
	Year ended	Period for One Day (Date of Acquisition)	Year ended June 30,	Nine months ended	Nine months ended	Year ended
	June 30, 2006	June 30, 2005	2005 (Unaudited)	June 29, 2005	September 30, 2004	December 31, 2003
Net cash (used in) operating activities	(1,032,920)	(675,538)	(41,862,660)	(2,383,605)	(41,227,132)	659,443

Net cash provided by (used in) investing activities	(12,802)	(44,934,093)	493,761	146,481	256,919	(554,842)

Net cash provided by (used in) financing activities	636,509	46,443,989	39,282,801	12,339	39,068,564	(363,400)

Net increase (decrease) in cash	(409,213)	834,358	(2,086,098)	(2,224,785)	(1,901,649)	(258,799)

Cash and cash equivalents, beginning of period	834,358	-	2,920,456	2,421,984	4,323,633	4,582,432

Cash and cash equivalents, end of period	425,145	834,358	834,358	197,199	2,421,984	4,323,633

Cash Flows - Year Ended June 30, 2006 Compared with Year Ended June 30, 2005

For the year June 30, 2006, we used approximately $1 million in cash to fund our operations. This was primarily due to our net loss of approximately $47.4 million. This was partially offset by a decrease in net accounts receivable of $1 million and prepaid expenses and other current assets of $1.9 million due to reduced sales during the fourth quarter of the year. Accounts payable and accrued expenses increased by $5.1 million due to obtaining an extension in the payment terms from our factories in China and generally paying our other vendors later. There was also a decrease in inventory by $.6 million due to reduced purchasing in the fourth quarter. Deferred income increased by $.7 million primarily because on June 30, 2005 due to purchase accounting we wrote off most of our deferred revenues. Our current deferred revenue balance represents cash we collected for products that we had not shipped by June 30, 2006. We also recorded an impairment loss of $24.5 million related to our goodwill and intangibles, which was primarily due to our substantial decline in sales, our lack of capital to invest in new products and infomercials, and the projected revenue generated from the intangible assets that were purchased. We recorded registration penalties expense of $4.0 million and a gain on settlement of registration penalties and dividends of $1.0 million. We recorded depreciation and amortization expense of $6.4 million, bad debt of $.5 million, $1.2 million of non-cash interest expense on notes to Seller Entities and non cash compensation expense of $1.3 million, for the year ended June 30, 2006.

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

Under the terms of the loan agreement, we agreed to retain Richard F. Allen, Sr. as our Chief Executive Officer. On August 9, 2006, we terminated Richard F. Allen, Sr. as President and Chief Executive Officer of our company, at which point we have occurrence of default of our obligations under the loan agreement.

Factoring Agreement

On October 25, 2005, we entered into a purchase and sale agreement with Prestige Capital Corporation ("Prestige"), pursuant to which Prestige agreed to buy and accept, and we agreed to sell and assign, certain accounts receivable owing to us with recourse except for payment not received due to insolvency. This agreement provides that upon the receipt and acceptance of each assignment of accounts receivable, Prestige will pay us 75% of the face amount of the accounts so assigned. Under the agreement, Prestige agreed to purchase accounts with a maximum aggregate face amount of $8,000,000. The fee payable by us to Prestige under the agreement ranges from 2% to 5.75% of the face amount of assigned accounts if the receivable is collected within 15 to 75 days. Thereafter, the rate goes up by 1% for each additional fifteen day period following the 75 day period until the account is paid. There is no maximum rate. In addition, Prestige may require us to repay the amount it has advanced to us, in certain cases, if the receivable is not paid within 90 days. In such case Prestige would not retain the account receivable. If an account receivable is not paid due to the bankruptcy of the customer, or due to certain similar events of insolvency, we will not be required to repay the cash advance to Prestige.  The initial terms of the agreement expired on May 1, 2006, and we gave notice not to renew the agreement for another one-year term. Prestige agreed to extend the term on a month to month basis. We accounted for this agreement with Prestige as a sale of receivables in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." On October 6, 2006 we extended the term of our agreement with Prestige until October 1, 2007. There was no prepayment penalty associated with this extension.

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

Going Concern

We incurred net losses of approximately $47.4 million for the year ended June 30, 2006, and had a working capital deficiency of approximately $12.9 million as of June 30, 2006. We have suffered significant losses from continuing operation and have negative cash flows from operation. The 2006 loss included an impairment of goodwill and intangibles of $24.5 million.

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

In April 2006, we terminated Mr. Warshawsky’s employment.

Compensation of Directors

Each member of our board of directors who is not one of our employees receives an annual retainer of $25,000 and $1,500 for each meeting of our board of directors attended. In addition, we will pay for reasonable travel expenses. Under the stock incentive plan that we intend to adopt, non-employee directors may be granted options to purchase shares of our common stock. Former directors, Messrs. Martin and Mockenhaupt have each waived the right to the $25,000 annual retainer and the grant of stock options. Mr. Reiland has also waived the right to the $25,000 annual retainer.

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

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

Directors and Executive Officers

Richard F. Allen, Sr.(2)	Common Stock	511,346	(4)	19.5%
	Series A Convertible	31,158	(5)	*
	Preferred Stock

Evan J. Warshawsky (3)	Common Stock	191,226	(6)	7.3%
	Series A Convertible	31,163		*
	Preferred Stock

Harold D. Kahn	Common Stock	0		*
	Series A Convertible	0		*
	Preferred Stock

Thomas J. Lykos, Jr.	Common Stock	0		*
	Series A Convertible	0		*
	Preferred Stock

Paul Kabashima	Common Stock	0		*
	Series A Convertible	0		*
	Preferred Stock

John S. Reiland (7) (8)	Common Stock	0		*
	Series A Convertible	0		*
	Preferred Stock

All directors and executive	Common Stock	702,572	(11)	26.5%
(current and former) officers	Series A Convertible	62,321		*
as a group (7 persons)	Preferred Stock

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

5% or greater holders

Entities affiliated with	Common Stock	1,867,598	(7)	42.2%
Sanders Morris Harris, Inc.	Series A Convertible	1,600,931	(8)	10.6%
600 Travis, Suite 3100	Preferred Stock
Houston, TX 77002

Don A. Sanders	Common Stock	1,847,641	(9)	41.6%
600 Travis, Suite 3100	Series A Convertible	1,847,641	(9)	12%
Houston, TX 77002	Preferred Stock

Sanders Opportunity Fund	Common Stock	1,227,932	(10)	32%
(Institutional), L.P.	Series A Convertible	1,227,932	(10)	8%
600 Travis, Suite 3100	Preferred Stock
Houston, TX 77002

Bookbend & Co.	Common Stock	1,869,694	(12)	41.9%
C/O State Street Bank & Trust	Series A Convertible	1,869,694	(12)	12.4%
Box 5756	Preferred Stock
Boston, MA 02206

Heartland Group, Inc.,	Common Stock	1,762,186	(13)	40.5%
solely on behalf of the

Heartland Value Fund	Series A Convertible	1,762,186	(13)	11.7%
789 North Water Street	Preferred Stock
Suite 500

GLG Partners American Opp Fund	Common Stock	1,174,790	(14)	31.2%
P.O. Box 9080t	Series A Convertible	1,174,790	(14)	7.8%
Georgetown, Grand Cayman	Preferred Stock
Cayman Islands

LBI Group, Inc.	Common Stock	934,847	(15)	26.5%
Lehman Brothers	Series A Convertible	934,847	(15)	6.2%
399 Park Avenue	Preferred Stock
New York, NY 10022

The Quaker Investment Trust -	Common Stock	892,842	(16)	25.6%
Quaker Strategic	Series A Convertible	892,842	(16)	5.9%
Growth Fund	Preferred Stock
260 Franklin St., 16th Floor
#1600
Boston, MA 02110

Topwater Exclusive Fund II LLC	Common Stock	508,685	(17)	16.4%
80 Washington Street	Series A Convertible	508,685	(17)	3.4%
Suite 2-2	Preferred Stock
South Norwalk, CT 06854

Palisades Master Fund L.P.	Common Stock	587,396	(18)	21.9%
C/O PEF Advisors LLC	Series A Convertible	87,396		*
200 Mansell Court East Suite 5	Preferred Stock
Roswell, GA 30076

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class
BFS US Special Opportunities Trust PLC	Common Stock	311,616	(19)	10.7%
8080 North Central Pkwy	Series A Convertible	311,616	(19)	2.1%
#210	Preferred Stock
Dallas, TX 75206

Renaissance US Growth Investment Trust PLC	Common Stock	311,616	(20)	10.7%
8080 North Central Express	Series A Convertible	311,616	(20)	2.1%
Suite 210, LB59	Preferred Stock
Dallas, TX 75206

Stanley Shopkorn	Common Stock	311,616	(21)	10.7%
Shopkorn Associates	Series A Convertible	311,616	(21)	2.1%
410 Park Avenue	Preferred Stock
New York, NY 100922

Tom and Nancy Juda Living Trust	Common Stock	311,616	(22)	10.7%
410 S. Lucerne Boulevard	Series A Convertible	311,616	(22)	2.1%
Los Angeles, California 90020	Preferred Stock

Apogee Fund, L.P.	Common Stock	233,713	(23)	8.3%
201 Main St, #1555	Series A Convertible	233,713	(23)	1.5%
Ft Worth, TX 76102	Preferred Stock

Coll International	Common Stock	177,778		6.9%
1330 Avenue of the Americas,	Series A Convertible	0		*
40th Floor	Preferred Stock
New York, NY 10019

Content Holding LLC	Common Stock	177,778		6.9%
1330 Avenue of the Americas,	Series A Convertible	0		*
40th Floor	Preferred Stock
New York, NY 10019

Gilbert Azafrani	Common Stock	160,063	(24)	6.2%
1725 Oceanfront Walk #318	Series A Convertible	0		*
Santa Monica, CA 90401	Preferred Stock

Sandor Capital Master Fund, L.P.	Common Stock	158,597	(25)	5.8%
2828 Routh Street, #500	Series A Convertible	158,597	(25)	1.1%
Dallas, TX 75201	Preferred Stock

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

Copper Beech Equity Partners LLC	Common Stock	156,862		6.1%
445 Park Avenue, 10th Floor	Series A Convertible	0		*
New York, NY 10022	Preferred Stock

Anthony & Sandra Mansour Family	Common Stock	155,809	(26)	5.7%
Revocable Trust 12/17/85	Series A Convertible	155,809	(26)	1.0%
4477 Golden Foothill Parkway	Preferred Stock
El Dorado Hills, CA 95762

Alpha Capital	Common Stock	155,808	(27)	5.7%
LH Financial	Series A Convertible	155,808	(27)	1.0%
160 Central Park, S., #2701	Preferred Stock
New York, NY 10021

Paul Wallace	Common Stock	133,334		5.1%
156 West 56th Street, Suite 1604	Series A Convertible	0		*
New York, NY 10019	Preferred Stock

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

(8)
Consists of an aggregate of 1,600,931 shares of our Series A Convertible Preferred Stock held by the SOF Funds . The general partner of the SOF Funds is SOF Management, LLC, a wholly owned subsidiary of Sanders Morris Harris Inc.  Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.   Mr. Reiland, a member of our board of directors, is a Senior Financial Analyst at Sanders Morris Harris, Inc. Mr. Reiland disclaims beneficial ownership of the shares owned by the SOF Funds and Sanders Morris Harris, Inc.

(9)
Consists of an aggregate of 1,600,931 shares of our Series A Convertible Preferred Stock held by the SOF Funds, 119,830 shares of Series A Convertible Preferred held by Mr. Sanders, 74,012 shares of Series A Convertible Preferred Stock held by Katherine U. Sanders, over which Mr. Sanders exercises investment discretion, 29,371 shares of Series A Convertible Preferred Stock held by Christine M. Sanders, Mr. Sanders spouse, and 23,497 shares of Series A Convertible Preferred Stock held by the Tanya Jo Drury Trust, of which Mr. Sanders is a Trustee.   The general partner of the SOF Funds is SOF Partners, LLC, a wholly owned subsidiary of Sanders Morris Harris Inc.  Don A. Sanders is the Chief Investment Officer of SOF Management, LLC, and exercises voting and investment powers for these shares. Mr. Sanders disclaims beneficial ownership of the shares owned by the SOF Funds, Katherine U. Sanders, Christine M. Sanders, and the Tanya Jo Drury Trust . Each share of Series A Convertible Preferred Stock may be converted into one share of common stock at the option of the holder.

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

Preferred Stock Financing

On June 30, 2005, we issued and sold 13,262,600 shares of Series A Convertible Preferred Stock for a purchase price of $3.77 per share to certain investors, including to certain beneficial owners of more than 5% of our voting securities and Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our former Chief Executive Officer and former Chief Financial Officer, respectively. We sold the Series A Convertible Preferred Stock for total proceeds of $50 million to finance the cash portion of the purchase price of the assets that we acquired from Mr. Ronald M. Popeil and the predecessor entities. The shares of Series A Convertible Preferred Stock are convertible into an aggregate of 14,534,884 shares of our common stock, as such number may be adjusted in the future.

 Registration Rights Agreement

On June 30, 2005, we entered into a registration rights agreement with the purchasers of our Series A Convertible Preferred Stock (including certain beneficial owners of more than 5% of our voting securities, Messrs. Richard F. Allen, Sr. and Evan J. Warshawsky, our former Chief Executive Officer and former Chief Financial Officer, respectively), Sanders Morris Harris and certain holders of our common stock. Under the terms of the agreement, we were obligated to file a registration statement covering the resale of certain outstanding shares of common stock, the shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are convertible and into which the warrant issued to Sanders Morris Harris is exercisable. We were obligated to have the registration statement declared effective by October 28, 2005. Because we were unable to meet this deadline, we are liable for a cash payment to the stockholders who are party to the registration rights agreement, equal to one percent of the per share price of the Series A Convertible Preferred Stock, or $500,000, per month. The registration rights agreement also provides that parties to the agreement have the right, under certain circumstances and subject to certain conditions, to require us to register under the Securities Act shares of our common stock held by them, but not registered as discussed above. The registration agreement also provides that we will pay all expenses in connection with any registration. To date we have been unable to complete the registration statement. In June 2006 the Series A Preferred shares holders agreed to settle all penalties related to the registration statement and also agreed to settle all accrued dividends for 1,530,418 shares and 510,136 shares, respectively, of Series A Preferred Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Mahoney Cohen & Company, CPA, P.C., our independent registered public accounting firm, for professional services rendered for the period ended June 30, 2006:

Fee Category	Period Ended June 30, 2006

Audit Fees (1)	$427,000
Audit-related fees (2)	205,000
Tax fees (3)	13,000
All other fees	0
Total Fees	$645,000

(1)	Consists of fees associated with the annual audit and quarterly review of our financial statements.

(2)	Consists of fees associated with the filing of our S-1.

(3)	Consists of fees associated with the preparation of our corporate income tax return.

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

Date: February 8, 2007

RONCO CORPORATION

By:  / s/ Paul Kabashima

Paul Kabashima.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard F. Allen, Sr.
Richard F. Allen, Sr.	Director	February 8, 2007

/s/ Harold D. Kahn
Harold D. Kahn	Director	February 8, 2007

/s/ Thomas J. Lycos, Jr.
Thomas J. Lykos, Jr.	Director	February 8, 2007

/s/ John S. Reiland
John S. Reiland	Director	February 8, 2007

/s/ Ronald C Stone
Ronald C Stone	Chief Financial Officer	February 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 20, 2005, among Ronco Corporation (fka Fi-Tek VII, Inc.), the "FTK Insiders", Ronco Acquisition Corporation and Ronco Marketing Corporation.(4)

2.2
Asset Purchase Agreement dated December 10, 2004, as amended, among Ronco Marketing Corporation and Ronco Inventions, LLC, Popeil Inventions, Inc., RP Productions, Inc., RMP Family Trust and Ronald M. Popeil.(4)

3.1(i)	Certificate of Incorporation of Ronco Corporation (fka Fi-Tek VII, Inc.), as amended.(4)

3.1(ii)	Bylaws of Ronco Corporation (fka Fi-Tek VII, Inc.). (4)

4.1	Certificate of Designation of Powers, Preferences and Rights of the Series A Convertible Preferred Stock of Ronco Corporation. (4)

4.1.1	Amended and Restated Designation of Powers. (5)

4.2	Warrant between Ronco Corporation and Sanders Morris Harris Inc. (3)

4.3	Form of Registration Rights Agreement between Ronco Corporation, the parties set forth on the signature page and Exhibit A thereto and other stockholders of the Company. (1)

10.1	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Ronco Inventions, LLC. (5)

10.2	Lock-Up Agreement for Copper Beech Equity Partners dated June 29, 2005. (4)

10.3	Lock-Up Agreement for Content Holding LLC dated June 28, 2005.(4)

10.4	Assignment and Assumption Agreement dated June 30, 2005, between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.5	Promissory Note dated June 30, 2005 between Ronco Marketing Corporation and Popeil Inventions, Inc. (5)

10.6	Consulting and Advisory Services Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.7	Trademark Co-Existence Agreement dated June 30, 2005 between Ronco Marketing Corporation and Ronald M. Popeil. (4)

10.8	New Product Development Agreement dated June 30, 2005 by and among Ronald M. Popeil and Ronco Marketing Corporation. (5)

10.9	Placement Agent Agreement dated May 26, 2005, between Ronco Marketing Corporation and Sanders Morris Harris. (4)

10.10	Advisory Agreement dated May 20, 2005, between Ronco Marketing Corporation and Copper Beech LLC, Copperfield Equity Partners LLC, Coll International LLC, and Content Holding LLC. (4)

10.11	Revolving Line of Credit Note dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank, National Association. (5)

10.12	Securities Agreement Securities Account dated September 20, 2005 between Ronco Corporation and Wells Fargo Bank National Association. (5)

10.13	Employment Agreement between Ronco Corporation and Richard F. Allen, Sr. (4)

10.14	Employment Agreement between Ronco Corporation and Evan J. Warshawsky. (4)

10.15	Restricted Stock Purchase Agreement between Ronco Corporation and Richard F. Allen, Sr. dated June 28, 2005. (4)*

10.16	Restricted Stock Purchase Agreement between Ronco Corporation and Evan Warshawsky dated June 29, 2005. (4)*

10.17	Purchase and Sale Agreement by and between Prestige Capital Corporation and Ronco Corporation dated as of October 25, 2005 (2)

10.18	Restricted Stock Purchase Agreement between Ronco Corporation and Gilbert Azafrani dated June 28, 2005. (4)*

10.19	Letter Loan Agreement dated June 9, 2006 between Ronco Corporation and Sanders Morris Harris, Inc. (5)

10.20	Subordinated Promissory Note dated June 9, 2006 issued to Sanders Morris Harris, Inc. in the principal amount of $1,500,000 (5)

10.21	Security Agreement dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

10.22	Assignment of Life Insurance Policy dated June 9, 2006 by Ronco Corporation in favor of Sanders Morris Harris, Inc. (5)

14.1	Code of Business Conduct and Ethics (4)

21.1	Subsidiaries of Ronco Corporation (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (6)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)

(1)	Incorporated by reference from Exhibits 10.10 to Form 8-K filed July 1, 2005.

(2)	Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 31, 2005.

(3)	Incorporated by reference from exhibit 10.11 to the Form 10-K filed on November 4, 2005.

(4)	Incorporated by reference from the corresponding exhibit to the Form 10-K filed on November 4, 2005.

(5)	Incorporated by reference from the corresponding exhibits to the Form 10-K filed on November 4, 2006.

(6)	Filed herewith.

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
F-8 - F-9

Notes to Consolidated and Combined Financial Statements	F-10 - F-26

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s net loss of approximately $47,440,000 and working capital deficiency of approximately $12,867,000 raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As discussed in Note 23, the Company restated its consolidated financial statements for the year ended June 30, 2006 for the settlement of registration penalties and dividends.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
September 22, 2006, except for Note 22, for which the date is October 6, 2006 and Note 23, for which the date is February 6, 2007

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

/s/ VELAH Group LLP
Los Angeles, California
August 19, 2004

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

	June 30, 2006 (As Restated)	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$425,145	$834,358
Short-term investments	501,942	-
Accounts receivable, net of allowance for doubtful accounts and returns of $363,517 at June 30, 2006	759,758	2,264,315
Inventories	8,372,362	8,968,199
Prepaid expenses and other current assets	632,376	2,537,506
Due from seller entities	-	135,676
Investments	601,783	-
Total current assets	11,293,366	14,740,054
INVESTMENTS	-	1,627,823
PROPERTY AND EQUIPMENT, Net	1,185,227	925,000
OTHER ASSETS:
Production costs, net of accumulated amortization $135,805 at June 30, 2006	71,610	100,000
Deposits	278,578	182,500
DEFERRED INCOME TAXES	-	310,000
INTANGIBLE ASSETS, Net of accumulated amortization and impairment writedown of $27,513,161 at June 30, 2006	15,410,439	42,923,600
GOODWILL	-	2,953,481
	$28,239,220	$63,762,458

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$384,000	$-
Current maturities of notes payable to seller entities	13,026,085	2,876,000
Current maturities of notes payable	1,507,715	-
Accounts payable	7,432,957	3,156,080
Accrued expenses	1,223,005	430,251
Deferred income	586,363	75,000
Total current liabilities	24,160,125	6,537,331
LONG-TERM LIABILITIES:
Deferred income	182,430	-
Notes payable, less current maturities	31,182	10,282,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 15,580,932 and 13,262,600 shares issued and outstanding at June 30, 2006 and 2005, respectively	156	133
Common stock, $.00001 par value; 500,000,000 shares authorized; 2,091,605 shares issued and outstanding at June 30, 2006 and 2005	21	21
Common stock to be issued	1,206,870	1,206,870
Additional paid-in capital	53,065,157	49,513,066
Deferred compensation	-	(3,310,096)
Accumulated deficit	(50,406,721)	(467,047)
TOTAL STOCKHOLDERS' EQUITY	3,865,483	46,942,947
	$28,239,220	$63,762,458

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005, NINE MONTHS
ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004, AND THE YEAR ENDED DECEMBER 31, 2003

	Successor	Successor	Predecessor	Predecessor	Predecessor
	Year Ended June 30, 2006 (As Restated)	(Date of Acquisition) June 30, 2005	Nine Months Ended June 29, 2005	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Net sales	$58,723,826	$-	$68,985,101	$63,245,257	$93,500,173
Cost of sales	(20,009,445)	-	(16,844,057)	(16,842,282)	(29,274,097)
Gross profit	38,714,381	-	52,141,044	46,402,975	64,226,076

Selling, general and administrative expenses	56,968,807	765,967	50,446,473	53,216,762	67,652,570
Impairment loss on goodwill	2,953,481	-	-	-	-
Impairment loss on intangibles	21,567,435	-	-	-	-
Impairment loss on equipment	-	-	-	771,048	-
Registration penalties expense	4,048,387	-	-	-	-
Gain on settlement of penalties and dividends	(1,029,093)	-	-	-	-
	84,509,017	765,967	50,446,473	53,987,810	67,652,570
Income (loss) from operations	(45,794,636)	(765,967)	1,694,571	(7,584,835)	(3,426,494)

Other income (loss), net	-	-	(7,840)	-	385,992
Interest expense, net of interest income of $112,915, $104,251, and $133,830 - June 30, 2006, June 29, 2005 and September 30, 2004, respectively	(1,335,038)	-	(2,824,260)	(120,482)	-
Loss before income taxes (benefit)	(47,129,674)	(765,967)	(1,137,529)	(7,705,317)	(3,040,502)
Income taxes (benefit)	310,000	(310,000)	-	-	-
Net loss	(47,439,674)	(455,967)	(1,137,529)	(7,705,317)	(3,040,502)
Preferred stock dividends	2,500,000	-	-	-	-
Net loss attributable to common stockholders	$(49,939,674)	$(455,967)	$(1,137,529)	$(7,705,317)	$(3,040,502)

NET LOSS PER SHARE:
Loss per share attributable to common stockholders - basic and diluted	$(23.88)	$(0.22)	N/A	N/A	N/A
Weighted average shares outstanding - basic and diluted	2,091,605	2,091,605	N/A	N/A	N/A

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS'
AND MEMBERS' EQUITY (DEFICIENCY)

FOR THE YEAR ENDED JUNE 30, 2006, THE PERIOD FROM OCTOBER 15, 2004
(DATE OF INCEPTION) TO JUNE 30, 2005, NINE MONTHS
ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003

Successor:

			Series A Convertible
	Common Stock		Preferred Stock		Common Stock To Be	Additional Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Compensation	Deficit	Total
BALANCE, beginning at October 15, 2004 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of Common Stock	800,002	8				3,237			3,245
Recapitalization of Fi-Tek VII, Inc.	477,639	5				11,784			11,789
Issuance of Preferred Stock			13,262,600	133		49,999,867			50,000,000
Issuance costs on Preferred Stock						(3,570,460)			(3,570,460)
Issuance of Common Stock to officers at fair value (cash received $6,403)	640,251	6				2,413,741	(2,106,426)		307,321
Issuance of Common Stock for transaction costs at fair value (cash received $1,601)	173,713	2				654,897			654,899
Common Stock to be issued to officer as deferred compensation at fair value (cash received $3,200)					1,206,870		(1,203,670)		3,200
Net Loss								(467,047)	(467,047)

BALANCE, June 30, 2005	2,091,605	$21	13,262,600	$133	$1,206,870	$49,513,066	$(3,310,096)	$(467,047)	$46,942,947
Preferred Stock dividends and penalty dividends			2,318,332	23		5,216,205		(2,500,000)	2,716,228
Amortization of deferred compensation expense							1,303,978		1,303,978
Reclassification of deferred compensation as a result of adopting SFAS 123(R)						(2,006,118)	2,006,118		-
Contribution of debt to capital						303,066			303,066
Options issued to member of the Board of Directors						38,938			38,938
Net Loss (As Restated)								(47,439,674)	(47,439,674)

BALANCE, June 30, 2006 (As Restated)	2,091,605	$21	15,580,932	$156	$1,206,870	$53,065,157	$-	$(50,406,721)	$3,865,483

Predecessor:
	Popeil Inventions, Inc. Common Stock		R.P. Productions, Inc. Common Stock		Additional Paid-In	Accumulated	Ronco Inventions, LLC Members'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total
BALANCE, December 31, 2002	1,000	$1,000	100	$1	$1,194,375	$(18,417,039)	$(8,422,230)	$(25,643,893)
Net loss						(364,024)	(2,676,478)	(3,040,502)
BALANCE, December 31, 2003	1,000	$1,000	100	1	1,194,375	(18,781,063)	(11,098,708)	(28,684,395)
Net loss						(5,018,727)	(2,686,590)	(7,705,317)
BALANCE, September 30, 2004	1,000	$1,000	100	1	1,194,375	(23,799,790)	(13,785,298)	(36,389,712)
Net loss (Income)						2,110,822	(3,248,351)	(1,137,529)
Sale of assets to Successor	(1,000)	(1,000)	(100)	(1)	(1,194,375)	21,688,968	17,033,649	37,527,241
BALANCE, June 29, 2005	-	$-	-	$-	$-	$-	$-	$-

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEAR ENDED DECEMBER 31, 2003

	Successor	Successor	Predecessor	Predecessor	Predecessor
	For the Year Ended June 30, 2006 (As Restated)	Period for One Day (Date of Acquisition)June 30, 2005	Nine Months June 29, 2005	Nine Months September 30, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(47,439,674)	(455,967)	(1,137,529)	(7,705,317)	(3,040,502)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation and amortization	6,358,204	-	601,671	953,928	1,391,671
Non-cash interest expense	1,154,293	-	-	-	-
Gain on sale of property and equipment	-	-	-	-	(624)
Registration penalty settled in Series A Convertible Preferred Stock	4,048,387	-	-	-	-
Gain on settlement of registration penalties and dividends	(1,029,093)
Impairment loss on goodwill, intangibles and equipment	24,520,916	-	-	771,048	-
Bad debt expense	502,517	-	-	1,474,147	3,691,009
Non-cash board of director fees	38,938	-	-	-	-
Deferred income taxes	310,000	(310,000)	-	-	-
Compensation expense from the issuance of common stock and amortization of deferred compensation	1,303,978	300,919	-	-	-

Changes in operating assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	1,002,040	-	1,214,221	4,612,403	(4,361,600)
Inventories	595,837	-	2,497,350	(5,652,929)	1,338,015
Prepaid expenses and other current assets	1,905,130	(210,490)	668,872	2,222,083	(57,213)
Due from seller entities	135,676	-	-	-	-
Other assets	(203,493)	-	(6,705)	(454,214)	(361,481)
Accounts payable	4,276,877	-	(4,994,730)	206,150	1,030,675
Accrued expenses	792,754	-	2,798,142	177,827	237,059
Royalty and license fees payable	-	-	(580,027)	(40,380,573)	1,497,327
Deferred income	693,793	-	(3,444,870)	2,548,315	(704,893)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,032,920)	(675,538)	(2,383,605)	(41,227,132)	659,443

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(536,900)	-	(453,519)	(243,084)	(555,842)
Proceeds from sale of property and equipment		-	-	-	1,000
Deposit received on acquisition of Successor	-	-	100,000	-	-
Proceeds from investment in securities	1,026,040	-	500,000	500,003	-
Acquisition of businesses, net of cash acquired of $12,293 at June 30, 2005	-	(44,934,093)	-	-	-
Purchase of short-term investments	(501,942)	-	-	-	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,802)	(44,934,093)	146,481	256,919	(554,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder and affiliate	-	-	-	39,150,000	-
Proceeds from notes payable	1,544,597	391,810	-	-	-
Payments on notes payable	(1,292,088)	(391,810)	-	-	(375,000)
Net advances to affiliates	-	-	12,339	(81,436)	11,600
Net borrowings on line of credit	384,000	-	-	-	-
Proceeds from issuance of preferred stock, net of issuance costs $3,570,460 at June 30, 2005, respectively	-	46,429,540	-	-	-
Issuance of common stock	-	14,449	-	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	636,509	46,443,989	12,339	39,068,564	(363,400)

NET INCREASE (DECREASE) IN CASH	(409,213)	834,358	(2,224,785)	(1,901,649)	(258,799)
CASH AND CASH EQUIVALENTS, beginning of period	834,358	-	2,421,984	4,323,633	4,582,432

CASH AND CASH EQUIVALENTS, end of period	425,145	834,358	197,199	2,421,984	4,323,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	286,715	-	-	-	-
Income taxes	-	-	1,600	1,600	1,600

See accompanying notes.

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEAR ENDED JUNE 30, 2006, ONE DAY (DATE OF ACQUISITION) JUNE 30, 2005,
NINE MONTHS ENDED JUNE 29, 2005 AND SEPTEMBER 30, 2004
AND YEAR ENDED DECEMBER 31, 2003

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2006, the Company settled accrued registration penalties and dividends for the total of $5,216,228 of Series A Convertible Preferred Stock.

During 2006, the Company recognized a gain of $303,066 on settlement of registration penalties and dividends that pertained to related parties and was contributed to additional paid-in capital.

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

NOTE 2 - GOING CONCERN

The Company incurred net losses of approximately $47,440,000 for the year ended June 30, 2006, and had a working capital deficiency of approximately $12,867,000 as of June 30, 2006. The 2006 loss included an impairment of goodwill and intangibles of $24,520,916.

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

Dividends - The holders of preferred stock are entitled to receive cumulative preferred dividends at the rate of $0.1885 per share per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. The cumulative dividends may be paid in cash or, at the Company's option, in additional shares of Series A Convertible Preferred Stock. Because the Company failed to make its scheduled October 1, 2005, January 1, 2006 and April 1, 2006 dividend payments on a timely basis and because its registration statement has not yet been declared effective, the Company lost the option to choose unilaterally to make these dividend payments in additional shares of Series A Convertible Preferred Stock as opposed to cash. On June 28, 2006 the Series A shareholders agreed to be paid in Series A Preferred Stock instead of cash at a rate of 0.038464 shares per share for the three quarters ended October 1, 2005, December 31, 2005 and March 31, 2006. The Company agreed to pay a dividend of 0.020933 shares per share for the quarter ended June 30, 2006 to the Series A holders. The Company recorded the dividend based on the fair market value on the date the Series A shareholders agreed to the terms of the dividend agreement. The Company recorded a gain on settlement of dividends of approximately $562,000 in the consolidated and combined statement of operations for the year ended June 30, 2006 and the portion of the gain pertaining to related parties as a contribution to capital in Additional paid in capital in the amount of approximately $165,000 as of June 30, 2006.

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

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) and under the terms of the agreement, the Company is obligated to file a shelf registration statement (Form S-1) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet this deadline and the Company is liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. To date the Company has been unable to complete the registration statement. In June 2006 the Series A Preferred shareholders agreed to settle all accrued penalties related to the registration statement noted above for 0.115393 shares per share of Series A Preferred stock and no future penalty will be incurred. The Company recorded registration penalties expense in the amount of approximately $4,048,000 for the year ended June 30, 2006. The Company recorded gain on settlement of penalties in the amount of approximately $467,000 in the consolidated and combined statement of operations for the year ended June 30, 2006 and the portion of the gain pertaining to related parties as a contribution to capital in Additional paid in capital in the amount of approximately $138,000 as of June 30, 2006.

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

NOTE 21 - QUARTERLY DATA (Unaudited)

	Revenue	Gross Profit	Earnings (Loss) from operations	Net Earnings (Loss)	Net Loss attributable to common stockholders	Loss per share attributable to common stockholders -Basic and Diluted
Successor
Fiscal 2006 Quarter ended
September 30, 2005	$13,089,410	$8,648,624	$(4,918,672)	$(3,131,190)	$(3,756,190)	$(1.80)
December 31, 2005	29,644,381	20,166,283	(474,716)	(562,898)	(2,235,898)	(1.07)
March 31, 2006	10,093,898	7,716,298	(4,401,171)	(2,811,754)	(4,936,741)	(2.36)
June 30, 2006 (As restated)	5,896,137	2,183,176	(36,000,077)	(40,933,832)	(39,010,845)	(18.65)
	$58,723,826	$38,714,381	$(45,794,636)	$(47,439,674)	$(49,939,674)	$(23.88)

Predecessor
Fiscal 2005 Quarter ended
September 30, 2004	$21,083,983	$16,551,980	$(1,350,835)	$(1,300,222)	$(1,300,222)	$	N/A
December 31, 2004	43,690,709	32,715,771	2,843,052	1,898,407	1,898,407		N/A
March 31, 2005	14,593,089	10,271,908	(444,810)	(1,377,650)	(1,377,650)		N/A
June 30, 2005	10,701,303	9,153,365	(703,671)	(1,658,286)	(1,658,286)		N/A
	$90,069,084	$68,693,024	$343,736	$(2,437,751)	$(2,437,751)	$	N/A

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

NOTE 23 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has determined that it is necessary to restate its consolidated financial statements for the year ended June 30, 2006 in order to reclassify settlement of penalties relating to the registration rights agreement previously recorded as dividends to registration penalties expense in the amount of approximately $4,048,000 in accordance with SFAS 5. In accordance with APB 26, the Company accounted for the difference of $605,000 between the accrued penalty liability of approximately $4,048,000 and the settlement amount of approximately $3,443,000 as a gain on settlement of $467,000, and approximately $138,000 associated with related parties as a contribution to capital in accordance with APB 26, footnote 1, by crediting additional paid in capital. Further, in accordance with APB 26, the Company accounted for the difference of approximately $727,000 between the accrued dividend liability of $2,500,000 and the settlement amount of approximately $1,773,000 as a gain on settlement of $562,000, and approximately $165,000 associated with related parties as a contribution to capital in accordance with APB 26, footnote 1, by crediting additional paid in capital. In addition, the Company previously recorded the value of the shares approved on June 28, 2006 to settle the penalties and accrued dividends in shares of Preferred A stock using the fair market value on July 26, 2006. The Company has restated the financial statements to reflect the value of the settlement shares as of June 28, 2006, the effective date of the settlement.

The following is the effect of the restatement:

	As Previously Reported	As Restated
Net loss	$44,420,380	$47,439,674
Net loss attributable to common stockholders	$49,056,720	$49,939,674
Net loss per share	$23.45	$23.88