Form 10-Q/A
period 2006-09-30
RONCO CORP
filed 2007-02-12
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

This amendment on Form 10-Q/A (Amendment No. 2) (this “Amendment”) is being filed to amend our quarterly report on Form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on November 13, 2006 (the “Original Report”), as amended by amendment on Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on January 3, 2007 solely for the purpose of making certain corrections and changes. This Amendment reflects the following changes:

•
revising Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity to reflect the restatement of stockholders’ equity resulting from the restatement of June 30, 2006 financial statements; and

•	revising the disclosure in the notes to the Consolidated Financial Statements set forth in Item 1 of Part I.

In addition to this report on Form 10-Q/A, we filed a Current Report on Form 8-K to report our determination concerning the unreliability of previously issued financial statements included in prior reports filed by us. We also filed an amended Annual Report on Form 10-K/A to restate our financial statements for the year ended June 30, 2006, and to make changes to disclosure corresponding to these changes.

You should not rely on the financial statements and other financial information contained in our previously filed Form 10-Q for period ended September 30, 2006 or the previously filed Amendment No. 1 to the Quarterly Report on Form 10-Q/A, which were filed on November 13, 2006 and January 3, 2007, respectively,

This Amendment does not reflect events occurring after the filing of the Original Report, or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

RONCO CORPORATION INDEX TO FORM 10-Q/A

		Page
PART I	FINANCIAL INFORMATION	3-14

	Consolidated Balance Sheets at September 30, 2006 (Unaudited) and June 30, 2006	3

	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2006 and September 30, 2005	4

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended September 30, 2006	5

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2006 and September 30, 2005	6

	Notes to Consolidated Financial Statements	7-14

PART II	OTHER INFORMATION

Item 6.	Exhibits	16

Signatures		17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006 (As Restated)	June 30, 2006* (As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,418	$425,145
Short-term investments	501,942	501,942
Accounts receivable, net of allowance for doubtful accounts and returns of $1,417,539 at September 30, 2006 and $363,517 at June 30, 2006	432,867	759,758
Due from factor	839,338	-
Inventories	9,527,923	8,372,362
Prepaid expenses and other current assets	870,076	632,376
Investments	-	601,783
Total current assets	12,198,564	11,293,366
PROPERTY AND EQUIPMENT, Net	1,434,049	1,185,227
OTHER ASSETS:
Production costs, net of accumulated amortization of $162,659 and $135,805 at September 30, 2006 and June 30, 2006, respectively	44,756	71,610
Deposits	254,771	278,578
INTANGIBLE ASSETS, net of accumulated amortization and impairment writedown of $28,215,327 and $27,513,161 at September 30, 2006 and June 30, 2006, respectively	14,708,273	15,410,439
TOTAL ASSETS	$28,640,413	$28,239,220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$-	$384,000
Current maturities of notes payable to seller entities	4,900,000	13,026,085
Current maturities of notes payable	70,084	1,507,715
Accounts payable	10,339,448	7,432,957
Accrued expenses	1,696,374	1,223,005
Deferred income	1,312,172	586,363
Total current liabilities	18,318,078	24,160,125
LONG-TERM LIABILITIES:
Deferred income	178,163	182,430
Notes payable to seller entities, less current maturities	8,407,267	-
Notes payable, less current maturities	1,685,428	31,182
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 15,757,779 and 15,580,932 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	158	156
Common stock, $.00001 par value; 500,000,000 shares authorized 2,591,605 and 2,091,605 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	26	21
Common stock to be issued	-	1,206,870
Additional paid-in capital	55,781,957	53,065,157
Accumulated deficit	(55,730,664)	(50,406,721
TOTAL STOCKHOLDERS' EQUITY	51,477	3,865,483
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,640,413	$28,239,220

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

RONCO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	Common Stock		Series A Preferred Stock		Common Stock To Be	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
BALANCE, June 30, 2006 (As Restated)	2,091,605	$21	15,580,932	$156	$1,206,870	$53,065,157	$(50,406,721)	$3,865,483

Conversion of Preferred Stock to Common Stock	500,000	5	(500,000)	(5)		-		-
Preferred Stock dividends			676,847	7		710,682	(710,689)	-
Cancellation of terminated officer's stock					(1,206,870)	2,006,118		799,248
Net Loss							(4,613,254)	(4,613,254)

BALANCE, September 30, 2006 (As Restated)	2,591,605	$26	15,757,779	$158	$-	$55,781,957	$(55,730,664)	$51,477

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

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) and under the terms of the agreement, the Company is obligated to file a registration statement (Form S-l) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company is obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet this deadline and the Company is liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount will be equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. In June 2006 the Series A Preferred Stock holders agreed to waive all penalties relating to this Registration Rights Agreement. In June 2006 the Series A Preferred shares holders agreed to settle all accrued penalties related to the registration statement and also agreed to settle all accrued dividends for 1,530,418 shares and 510,136 shares, respectively, of Series A Preferred Stock.

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

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its consolidated financial statements for the year ended June 30, 2006.  The restatement effected opening additional paid in capital and retained earnings in the consolidated statement of stockholders' equity for the three months ended September 30, 2006. This restatement had no effect on net loss or net loss per share attributable to common stockholders for the three months ended September 31, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Simi Valley, in the State of California, on February 12, 2007.

RONCO CORPORATION.

Date: February 12, 2007	By:	/s/ Paul M. Kabashima
Paul M. Kabashima.
Chief Executive Officer

Date: February 12, 2007	By:	/s/ Ronald C Stone
Ronald C Stone
Chief Financial Officer