Form 10-Q
period 2006-12-31
RONCO CORP
filed 2007-02-14
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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
Yes  ☐ No  ☒

The Registrant had 2,706,473 shares of common stock outstanding as of February 9, 2007.

RONCO CORPORATION INDEX TO FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

	Consolidated Balance Sheets at December 31, 2006 (Unaudited) and June 30, 2006	F-1

	Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2006 and December 31, 2005	F-2

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended December 31, 2006	F-3

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2006 and December 31, 2005	F-4

	Notes to Consolidated Financial Statements	F-5 - F-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		June 30, 2006
	December 31, 2006	(As Restated) *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,000,268	$425,145
Restricted cash	1,250,000	-
Short-term investments - restricted	501,942	501,942
Accounts receivable, net of allowance for doubtful accounts and returns of $575,000 and $363,517 at December 31, 2006 and June 30, 2006, respectively	2,765,954	759,758
Inventories	10,080,616	8,372,362
Prepaid expenses and other current assets	842,287	632,376
Investments	-	601,783
Total current assets	17,441,067	11,293,366
PROPERTY AND EQUIPMENT, Net	1,519,519	1,185,227
OTHER ASSETS:
Production costs, net of accumulated amortization of $189,513 and $135,805 at December 31, 2006 and June 30, 2006, respectively	17,902	71,610
Deposits	233,760	278,578
Deferred financing costs	531,667	-
INTANGIBLE ASSETS, net of accumulated amortization and impairment
writedown of $28,916,672 and $27,513,161 at December 31, 2006 and June 30, 2006, respectively	14,006,948	15,410,439
TOTAL ASSETS	$33,750,863	$28,239,220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$3,445,709	$384,000
Current maturities of notes payable to seller entities	3,556,260	13,026,085
Current maturities of notes payable	686,088	1,507,715
Accounts payable	8,451,577	7,432,957
Accrued expenses	2,276,040	1,223,005
Deferred income	681,972	586,363
Total current liabilities	19,097,646	24,160,125
LONG-TERM LIABILITIES:
Deferred income	207,679	182,430
Deferred rent	90,341	-
Notes payable to seller entities, less current maturities	7,760,676	-
Notes payable, less current maturities	2,330,284	31,182
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.00001 par value; 20,000,000 shares authorized; 16,440,303 and 15,580,932 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	164	156
Common stock, $.00001 par value; 500,000,000 shares authorized 2,617,521 and 2,091,605 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	26	21
Common stock to be issued	-	1,206,870
Additional paid-in capital	68,860,797	53,065,157
Accumulated deficit	(64,596,750)	(50,406,721)
TOTAL STOCKHOLDERS' EQUITY	4,264,237	3,865,483
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,750,863	$28,239,220

* Derived from audited financial statements

See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005 (As Restated)	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005 (As Restated)

Net sales	$19,666,292	$29,644,381	$29,275,211	$42,733,791
Cost of sales	(5,350,190)	(9,478,098)	(10,407,232)	(13,918,884)
Gross profit	14,316,102	20,166,283	18,867,979	28,814,907

Selling, general and administrative expenses	13,932,814	20,640,999	22,739,933	34,208,297
Registration penalties expense	-	1,048,000	-	1,048,000
Loss on extinguishment of debt	5,823,529	-	5,823,529	-
	19,756,343	21,688,999	28,563,462	35,256,297
Income (loss) from operations	(5,440,241)	(1,522,716)	(9,695,483)	(6,441,390)

Interest expense, net of interest income of $126,868 and $26,679 for the three months ended and $136,789 and $45,943 for the six months ended December 31, 2006 and 2005, respectively	(1,084,557)	(431,182)	(1,442,569)	(731,698)
Loss before income taxes benefit	(6,524,798)	(1,953,898)	(11,138,052)	(7,173,088)
Income taxes benefit	-	(343,000)	-	(2,431,000)
Net loss	(6,524,798)	(1,610,898)	(11,138,052)	(4,742,088)
Beneficial conversion and preferred stock dividends	2,341,288	625,000	3,051,977	1,250,000
Net loss attributable to common stockholders	$(8,866,086)	$(2,235,898)	$(14,190,029)	$(5,992,088)

NET LOSS PER SHARE:
Loss per share attributable to common stockholders - basic and diluted	$(3.41)	$(1.07)	$(5.93)	$(2.86)
Weighted average shares outstanding - basic and diluted	2,598,366	2,091,605	2,391,181	2,091,605

See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 2006
(Unaudited)

			Series A Convertible		Common	Additional
	Common Stock		Preferred Stock		Stock To Be	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total
BALANCE, June 30, 2006 (As Restated)	2,091,605	$21	15,580,932	$156	$1,206,870	$53,065,157	$(50,406,721)	$3,865,483
Conversion of Preferred Stock to Common Stock	525,916	5	(523,640)	(5)				-
Preferred Stock Dividends			1,383,011	13		1,452,147	(1,452,160)	-
Warrants Issued in Connection with Laurus and Popeil Debt						1,914,029		1,914,029
Beneficial Conversion Feature of Sanders Morris Harris Loans						3,000,000		3,000,000
Loss on Extinguishment of Debt Resulting from Change in Beneficial Conversion Features						5,823,529		5,823,529
Beneficial Conversion on Preferred Stock						1,599,817	(1,599,817)	-
Cancellation of Terminated Officer's Stock					(1,206,870)	2,006,118		799,248
Net Loss							(11,138,052)	(11,138,052)

BALANCE, December 31, 2006	2,617,521	$26	16,440,303	$164	$-	$68,860,797	$(64,596,750)	$4,264,237

 See notes to consolidated financial statements.

RONCO CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
		For the Six Months
	For the Six Months	Ended December
	Ended	31, 2005
	December 31, 2006	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,138,052)	$(4,742,088)
Adjustments to reconcile net loss to net cash used in
(provided by) operating activities:
Depreciation and amortization	1,636,674	3,206,910
Non-cash interest expense	955,574	595,017
Loss on extinguishment of debt	5,823,529	-
Loss on disposal of property and equipment	50,894	-
Deferred rent	90,341	-
Bad debt expense	265,544	465,626
Non-cash board of director fees	-	38,938
Deferred income taxes	-	(2,431,000)
Amortization of deferred compensation expense	799,248	551,683
Registration penalties expense	-	1,048,000
Changes in operating assets and liabilities:
Accounts receivable	(2,271,740)	(4,174,255)
Inventories	(1,708,254)	(5,497,008)
Prepaid expenses and other current assets	(209,911)	775,264
Due from factor	-	(149,063)
Due from predecessor entities	-	(208,384)
Other assets	44,818	(194,315)
Accounts payable	1,018,620	9,221,938
Accrued expenses	1,053,035	796,002
Deferred income	120,858	881,669

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,468,822)	184,934

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(564,661)	(209,298)
Proceeds from sale of securities	601,783	1,026,041
Increase in restricted cash	(1,250,000)	-
Purchase of short-term investments	-	(501,942)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,212,878)	314,801

CASH FLOWS FROM FINANCING ACTIVITIES

Deferred financing costs	(531,667)	-
Proceeds from long-term debt	9,847,213	44,597
Payments on notes payable	(4,030,125)	(1,288,327)
Payments on note payable to seller entities	(2,090,307)	-
Net (repayment) borrowings on line of credit	(384,000)	384,000
Net borrowing under Laurus line of credit	3,445,709	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,256,823	(859,730)

NET INCREASE (DECREASE) IN CASH	1,575,123	(359,995)
Cash and cash equivalents, beginning of period	425,145	834,358

Cash and cash equivalents, END OF PERIOD	$2,000,268	$474,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$569,110	$182,625

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Dividend accrued on preferred stock	$-	$1,250,000

Preferred stock dividend issued	$1,452,160	$-

Cancellation of terminated officer's stock	$1,206,870	$-
Fair value of warrants issued recorded as Additional Paid in Capital	$1,914,029	$-
Beneficial conversion feature of Sanders Morris Harris Loans	$3,000,000	$-
Beneficial conversion on preferred stock	$1,599,817	$-

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

Effective June 30, 2005, the Company through its wholly-owned subsidiary, Ronco Marketing Corporation (“RMC”), completed a series of transactions to acquire certain assets and assume certain liabilities of Ronco Inventions, LLC (“RI” or “LLC”), a California limited liability company; Popeil Inventions, Inc. (“PII”), a Nevada S corporation; RP Productions, Inc. (“RPP”) a Nevada S corporation (collectively, the “Seller Entities” or the “Predecessor”); and certain patents and other intellectual property rights from Ronald M. Popeil (“Popeil”).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, Amendment 2, for the period ended June 30, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RMC. All significant inter-company balances and transactions have been eliminated in consolidation.

Loss per Share

Basic and diluted net loss per share information for the three and six months ended December 31, 2006 and December 31, 2005 is presented in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, options and warrants convertible into an aggregate of approximately 18,667,000 and 13,529,000 of common shares as of December 31, 2006 and December 31, 2005, respectively, are not included as the inclusion of such would be anti-dilutive.

Going Concern

The Company incurred net losses of approximately $47,440,000 for the year ended June 30, 2006, and had a working capital deficiency of approximately $12,867,000 as of June 30, 2006. The 2006 loss included an impairment of goodwill and intangibles of $24,520,916. The Company incurred a net loss of approximately $6,525,000 and $11,138,000 for the three and six months ended December 31, 2006 and had working capital deficiency of approximately $1,657,000 as of December 31, 2006. The Company has been sued by a vendor, Human Electronics. The total amount of the claim, excluding attorneys' fees and other expenses, is approximately $0.5 million. Additionally, the Company was required by its credit card processing company to increase its restricted cash reserves by approximately $1.2 million through December 2006 to support its credit card processing. As of December 31, 2006, the Company maintained restricted cash of approximately $1,250,000 and approximately $500,000 of restricted short term investments. These issues as well as the Company's history of historical operating losses, negative working capital, and risks normally associated with debt financing including the risk that Company's cash flow will be insufficient to meet required payments of principal and interest make the ability of the Company to meet its financial obligations as they become due uncertain.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through equity and debt financing. On October 18, 2006, the Company secured an additional $5.5 million of term loans, $4.0 million from Laurus and $1.5 million from Sanders Morris Harris, and secured $11 million line of credit to help meet its business plan. The Company has also taken steps to reduce expenditures, salaries and other operating costs.

NOTE 2 - INTANGIBLES

Intangible assets consist of the following at December 31, 2006 and June 30, 2006:

	Net book value at June 30, 2006	Amortization Expense	Net book value at December 31, 2006
Amortizable Intangibles:
Patents	$4,182,353	$116,158	$4,066,195
Customer relationships	1,657,121	1,287,333	369,788
Total amortizable intangibles	5,839,474	1,403,491	4,435,983

Unamortizable intangible assets:
Trademarks	9,570,965	0	9,570,965
Total	$15,410,439	$1,403,491	$14,006,948

NOTE 3 - FACTORING AGREEMENT

On October 25, 2005, the Company and Prestige Capital Corporation (“Prestige”), entered into a Purchase and Sale Agreement (the “Agreement”) pursuant to which Prestige agreed to buy and accept, and the Company agreed to sell and assign, certain accounts receivable owing to the Company with recourse except for payment not received due to insolvency. In October 2006, the outstanding balance in the amount of approximately $2,763,000 was repaid and the Agreement was terminated.

NOTE 4 - SELLER ENTITIES' PROMISSORY NOTES

The promissory notes to the Seller Entities bear simple interest at a rate of 9.5% per annum. The required payment amounts under these promissory notes will be determined by applying a per-unit dollar amount, as defined, to the volumes of products, as defined, that are shipped to the Company, within a period. Any outstanding principal amount and accrued but unpaid interest will become due and payable in full by June 29, 2010; and there is no pre-payment penalty on the promissory notes.

In connection with the Laurus financing transaction (see Note 5), on October 18, 2006, the Company entered into a letter agreement with Ronald M. Popeil, the RMP Family Trust, Ronco Inventions, LLC, Popeil Inventions, Inc. and RP Productions, Inc., which were among the predecessor entities from which the Company originally purchased the Ronco business. Under this agreement, Mr. Popeil agreed to enter into a subordination agreement with Laurus and an additional limited subordination agreement with SMH and the other lenders under the loan agreement with SMH. Under these agreements, Mr. Popeil agreed that the debt owed by the Company to Mr. Popeil is subordinate and junior in right of payment to the Company’s obligations to Laurus, SMH and other lenders, on the terms and conditions set forth in these agreements.

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

Under the terms of the Company's agreement with Mr. Popeil and the predecessor entities, Mr. Popeil and the predecessor entities also agreed to amend and clarify the terms of the Company's payment obligations under the promissory notes that the Company issued to them in connection with the purchase of the Ronco business. Through September 30, 2006, the Company made $1,286,388 in payments under the promissory notes. Under the terms of the Company's new agreement, on October 18, 2006, the Company repaid an additional $1.99 million of the principal amount of these notes pursuant to the Company’s agreement with Mr. Popeil and the predecessor entities that the Company signed in October 2006. As of December 31, 2006, the balance on these notes was approximately $11.3 million, including accrued interest of $1.7 million. As of December 31, 2006 the Company owed approximately $1.5 million in past due principal payments and is currently making no principal payments against this note that otherwise are required under this note. The Company has not been notified by the Seller Entities that they are in default.

In addition, the Company agreed to issue to Mr. Popeil a warrant to purchase 200,000 shares of our common stock with a five year term and an exercise price, payable in cash, equal to the average bid price for its common stock, as quoted on the OTC Bulletin Board, for the 30 trading days immediately before October 18, 2006, which is $0.84833 per share and valued at approximately $164,000. The Company agreed to register the shares of common stock underlying the warrant on a best efforts basis. The Company accounted for the warrant issued to Mr. Popeil as a reduction to his loan and an increase to additional paid in capital in accordance with EITF 00-19. The warrant was issued to Mr. Popeil as fees to subordinate the Laurus Agreement. The reduction to the loan will be amortized ratably over the remaining life of Mr. Popeil’s loan. Interest expense relating to the amortization of the warrant was approximately $9,000 for the three and six months ended December 31, 2006.

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

NOTE 5 - LOAN AGREEMENTS AND EXTINGUISHMENT OF DEBT

On June 9, 2006, the Company entered into a letter loan agreement with the Lenders (Sanders Morris Harris, Inc. (“SMH”) and the Lenders who participate in a subsequent offering); a Security Agreement in favor of SMH individually and as agent for the Lenders; an Assignment of a life insurance policy for $15 million on the life of Ron Popeil in favor of SMH, individually and as agent for the Lenders; and the Company issued a Subordinated Promissory Note in the principal amount of $1,500,000 to SMH (the “Initial Promissory Note”). As of June 9, 2006, A. Emerson Martin, II and Gregg A. Mockenhaupt were members of the Company's Board of Directors and managing directors of SMH.

On October 6, 2006 Ronco Corporation entered into a Loan and Security Agreement with Crossroads Financial, LLC, as the lender.  This credit facility consists of a revolving loan facility of up to $4,000,000 of which the Company borrowed $4,000,000 at the initial funding, to be used to pay certain existing indebtedness and fund general operating and working capital needs. The Company used a portion of the proceeds available under the credit facility made available through Laurus Master Fund Ltd. (see below) to pay in full all amounts due under the Loan and Security Agreement with Crossroads Financial LLC. The Company paid an early termination fee to Crossroads Financials, LLC in the amount of $144,000.

On October 18, 2006, SMH agreed to loan the Company an additional $1,500,000 subject to certain closing conditions, including the mailing of an offer by the Company to each of the holders of its Series A Convertible Preferred Stock to participate in a rights offering based on their pro rata ownership of outstanding Series A Convertible Preferred Stock and our closing on a credit agreement for a facility of not less than $15 million. Although all conditions were not satisfied, on October 18, 2006, in connection with the financing obtained through Laurus Master Fund Ltd., SMH agreed to loan the Company the additional $1,500,000 in exchange for a second promissory note in the principal amount of $1,500,000 (the “Second Promissory Note”). The Company also amended its letter loan agreement with SMH to amend and restate the form of the promissory notes issued under the agreement, to eliminate certain requirements and conditions under the agreement and to make certain other changes to the terms of its agreement with SMH. The amended letter loan agreement provides, among other things, that: (i) the closing of the Company's rights offering would take place 45 days after the mailing of the offer to each of the holders the Company's Series A Convertible Preferred Stock to participate, to the extent of their pro rata share of the Company's outstanding shares of Series A Convertible Preferred Stock, in such rights offering by loaning to the Company up to an additional $3,000,000 (which funds would be used by the Company to pay off the loans made by SMH to the Company under the letter loan agreement); (ii) SMH will (subject to certain conditions) reinvest the rights offering funds paid to it by the Company within 30 business days after the closing of the rights offering; (iii) the Company is not required to maintain Richard F. Allen, Sr. as its Chief Executive Officer and as a member of the Company's Board of Directors; (iv) the mailing of the rights offering materials, to the extent permissible under applicable federal and state securities laws, to the Company's Series A Convertible Preferred Stockholders must take place by the earlier to occur of seven days after December 31, 2006 or the end of the period designated for determining the current market value of our common stock; and (v) the failure to close the rights offering within forty-five days after the date of the mailing of the rights offering materials to the holders of the Company's Series A Convertible Preferred Stock will not constitute an event of default under the letter loan agreement with SMH (as amended). Under the agreement, the Company agreed to use its reasonable commercial efforts to file Amendment No. 7 to the Company's registration statement no later than October 31, 2006. The Company believes that it used its reasonable commercial efforts to complete the registration statement by October 31, 2006, and filed Amendment No. 7 to its registration statement on November 8, 2006. SMH also agreed to waive any breach of the letter loan agreement and the related loan documents that occurred before October 18, 2006, and agreed to waive any event of default under the letter loan agreement or the initial subordinated promissory note issued to SMH on June 9, 2006 that occurred prior to October 18, 2006. In addition, under the terms of amended letter loan agreement, SMH re-assigned proceeds under a life insurance policy for $15 million on the life of Ronald M. Popeil to the Company, which the Company previously assigned to SMH under the terms of the original agreement signed on June 9, 2006. The loans under the loan agreement bear interest at a rate of 4.77% per annum. Interest will be due and payable on the Initial Promissory Note on the first and second anniversary of the issuance of the notes and at the maturity date, on June 9, 2009. All interest and outstanding principal on the Second Promissory Note will be payable on the earlier of June 9, 2009 or any refinancing of the loan with Laurus Master Fund Ltd.

Under the original agreement, the Initial Promissory Note was convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the average market price per share of Common Stock for 40 consecutive trading days after the registration statement becomes effective or (ii) $1.00 per share.

On October 18, 2006 the terms of conversion were amended based on the weighted average of the stock sale price for the twenty consecutive trading days after the registration statement becomes effective. However, if the registration statement does not become effective in time so that this twenty-day period ends by December 31, 2006 (subsequently amended to January 31, 2007 and then to March 15, 2007), the principal and interest payable on the notes will be convertible at a price of $0.17 per share. The Company has determined that the change in conversion terms resulted in greater than 10% change in the carrying value of the Initial Promissory Note, and accordingly, in is an extinguishment of debt. A total benefit of $7,324,000 was provided to the debt holders as a result of this modification. The Company has fair valued the Initial Promissory Note by allocating the entire proceeds to the beneficial conversion feature to $1.5 million, in accordance with EITF 98-5. The Company is amortizing the resulting debt discount over the remaining life of the loan. As of December 31, 2006, the discount of approximately $1,383,000 was shown as a reduction to the Initial Promissory Note balance. The Company recognized the remaining value of $5,824,000 that was provided to the debt holders as loss on extinguishment of debt in the quarter ended December 31, 2006, with a credit to additional paid in capital.

The conversion terms of the Second Promissory Note are the same as the amended conversion terms of the initial promissory note. The Company recorded a discount for the beneficial conversion feature equal to the difference between the fair market value on October 18, 2006, $1.00 and $0.17, the most favorable conversion rate. In accordance with EITF 98-5, the discount was capped at note proceeds of $1.5 million. The Company is amortizing the resulting debt discount over the remaining life of the note. As of December 31, 2006, the discount of approximately $1,383,000 was shown as a reduction to the Second Promissory Note balance. Subsequent to December 31, 2006, the date of conversion for the $.17 per share was amended to January 31, 2007 and further amended to March 15, 2007 for both notes. These amendments will not have any impact on the financial statements.

Interest expense related to the amortization of beneficial conversion feature on the two notes was $234,000 for the three and six months ended December 31, 2006.

Laurus Financing

On October 18, 2006, the Company entered into a security and purchase agreement with Laurus Master Fund Ltd. (“Laurus”), under which the Company secured from Laurus a term loan of $4 million and a revolving credit line in the maximum principal amount of $11 million. As consideration for the term loan and credit line, the Company issued to Laurus promissory notes in corresponding amounts. The notes mature on October 18, 2008. The Company's obligations under the purchase agreement and the notes are secured by substantially all of the Company's tangible and intangible property. The note issued under the term loan bears interest at a rate per annum equal to the specified prime rate plus 2% but in no event less than 8%. The aggregate principal amount outstanding under the term note is payable in monthly installments of $121,121 beginning on January 1, 2007. The Company has the option of prepaying the term loan by paying 115% of the principal amount of the term note then outstanding, together with accrued but unpaid interest thereon and any and all other sums due or payable to Laurus under the note and its agreements with Laurus. As of December 31, 2006, the outstanding amount of the Laurus term note was $4 million and the balance outstanding under the revolving line of credit was approximately $3,446,000.

In the event of default, if notified by Laurus, the Company will be required to pay additional interest on the outstanding principal balance of the term note in an amount equal to 0.5% per month. The note issued under the revolving credit line bears interest at a rate per annum equal to the specified prime Rate plus 1% but in no event less than 8%. Interest is payable monthly commencing on November 1, 2006.

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

In connection with these arrangements and as additional security for the notes, the Company pledged to Laurus all of its shares of Ronco Marketing Corporation, its wholly-owned subsidiary, including any shares that the Company may acquire in this company in the future. The Company also assigned to Laurus proceeds of the life insurance policy for $15 million on the life of Ronald M. Popeil, which was previously assigned to SMH and re-assigned to the Company by SMH under the terms of the amended letter loan agreement with SMH. In addition, RMC and Laurus entered into an intellectual property security agreement pursuant to which, among other things, RMC granted Laurus a security interest in all of RMC's right, title and interest in certain intellectual property of RMC.

As partial consideration under the Company's agreement with Laurus, the Company issued to Laurus a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $0.00001 per share. The warrant is exercisable immediately and expires on October 18, 2036. The exercise price of the warrant may be paid (i) in cash or by certified or official bank check, (ii) by delivery of the warrant, or shares of common stock and/or common stock receivable upon exercise of the warrant, or (iii) by a combination of any of the foregoing methods, for the number of common shares specified in the exercise notice. If the fair market value of one share of common stock is greater than the exercise price, in lieu of exercising the warrant for cash, Laurus may elect to receive shares equal to the value of the warrant by surrendering the warrant to the Company in exchange for shares of the Company's common stock computed as follows: the fair market value of one share of common stock (at the date of such calculation), minus the exercise price per share (as adjusted to the date of such calculation), multiplied by the number of shares of common stock purchasable under the warrant, or if only a portion is being exercised, the portion being exercised, divided by the fair market value of one share of our common stock (at the date of such calculation). The Company agreed to file a registration statement to register all shares underlying the warrant issued to Laurus under the terms of a registration rights agreement with Laurus. Pursuant to the terms of the registration rights agreement, the Company is required to include the shares underlying the warrants on a registration statement filed within 60 days following execution of the registration rights agreement. The Company is also required to use their best efforts to cause such registration statement to be declared effective no later than the 180th day following the date of the registration rights agreement.

On October 18, 2006, the Company used proceeds available under the facility obtained through Laurus to repay all amounts due under its loan agreement with Crossroads Financial, LLC and factoring agreement with Prestige Capital and terminated these arrangements. The Company also repaid $1.99 to Ronald M. Popeil and the predecessor entities under the terms of its agreement with them.

The Laurus warrant was classified as equity in accordance with EITF 00-19 paragraph 8 which states that contracts that require physical settlement or net shares settlement should be classified as permanent equity. The only circumstance in which the Company would have to settle in cash is in the event of dissolution and the rest of the shareholders would receive cash, then Laurus will also receive cash. In accordance with EITF 00-19 paragraph 27 this would not preclude the Company from classifying the warrant as part of permanent equity. In addition, no demand registration rights were granted. The Company recorded the warrant at its fair market value of $1,750,000 and as a reduction to the Laurus note balance, which will be amortized ratably over the life of the note. Interest expense relating to the amortization of the warrant was approximately $176,000 for the three and six months ended December 31, 2006.

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

Conversion - The conversion ratio, as of December 31, 2006, of the preferred stock is at the rate of 1.10234 shares of common stock for each share of preferred stock at the option of the holder. Under certain circumstances the Company, at its option, may cause all of the outstanding shares of preferred stock to be converted into shares of common stock, as defined, (representing an 87% ownership, as of December 31, 2006, of the Company after redemption).

In September 2006, some of the Series A preferred shareholders began to convert their preferred stock into common stock. This conversion was done on a ratio of one preferred share to one common share basis. With the issuance of the warrants to Laurus on October 18, 2006 and Popeil on November 17, 2006 (see Note 5), the anti-dilution rights afforded to the Series A Preferred shareholders changed the conversion ratio to 1.10234 common shares for each one share of Series A preferred. A beneficial conversion of approximately $1,600,000 was recorded as a dividend in the quarter ended December 31, 2006 in connection with the reduction of the conversion price.

Voting Rights - Holders of preferred stock are entitled to the number of votes per share that would be equivalent to the number of shares of common stock into which a share of preferred stock is convertible.

Dividends - The holders of preferred stock are entitled to receive cumulative preferred dividends at the rate of $0.1885 per share per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. The dividends for the three and six months ended December 31, 2006 were $741,472 and $1,452,160, respectively. The dividends for the quarter ended December 31, 2006 were paid in additional shares of Series A Convertible Preferred Stock to the holders of record on January 16, 2007.

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

Registration Rights Agreement

On June 30, 2005, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) and under the terms of the agreement, the Company is obligated to file a registration statement (Form S-l) covering the resale of the shares of common stock into which the shares of Series A Convertible Preferred Stock purchased are convertible. The Company was obligated to have the registration statement declared effective by October 28, 2005. The Company was unable to meet this deadline and the Company was liable for a cash payment to the stockholders who are party to the Registration Rights Agreement, as liquidated damages. The amount was equal to one percent of the per share price of the Series A Convertible Preferred Stock per month (pro rated for periods less than a month), or $500,000, until the Company has cured the deadline default, as defined. For the three and six months ended December 31, 2005, the Company previously recorded the registration penalties expense of $1,048,000 as a dividend. The Company has restated its December 31, 2005 financial statements to reclass the penalties as an expense in the consolidated statement of operations (see note 9). In June 2006 the Series A Preferred Stock holders agreed to settle all accrued penalties relating to this Registration Rights Agreement for 1,530,418 shares of Series A Preferred Stock, valued at approximately $3,443,000 and agreed that no future penalty will be incurred.

 Warrants

On June 30, 2005, the Company issued a warrant to purchase 266,667 shares of Company common stock to Sanders Morris Harris Inc., the Company's placement agent. The warrant has an exercise price of $3.77 per share of common stock and is exercisable for five years from July 1, 2005. The warrant is exercisable for cash or by cashless exercise. The warrant also contains anti-dilution provisions, which will cause the exercise price and/or number of shares the holder will receive upon exercise of the warrant to be adjusted, in the event of stock splits, stock dividends, or other re-capitalizations of the Company.

Deferred compensation

On June 30, 2005, in connection with an employment agreement, the Company sold 800,313 shares of common stock to its then Chief Executive Officer ("CEO") for $.01 per share. The CEO received 60% of these shares (480,188) in connection with his employment agreement, and was to be entitled to receive an additional 20% of these shares (160,063) on each of the first two anniversaries from June 30, 2005. The initial 480,188 shares are subject to repurchase by the Company, at its option, for $0.01 per share, exercisable if the CEO voluntarily terminates his employment with the Company prior to June 30, 2008 or if certain performance targets are not satisfied. Additionally, if the Company terminates the CEO's employment on or before June 30, 2007 for “cause” the Company has the option to repurchase, for $0.01 per share, the shares issued to him on the first and second anniversaries of his employment. In August 2006, the Company terminated the former CEO for cause. In connection with his termination, the Company took a charge of approximately $800,000 of non-cash compensation and reversed approximately $1,207,000 of deferred compensation against common stock to be issued in the quarter ended September 30, 2006. The Company's additional rights under the CEO's employment agreement continue to be reviewed and considered by the Company. (See Note 8 - for potential litigation with Richard Allen).

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

On April 18, 2006, the Company terminated Evan J. Warshawsky as its Chief Financial Officer and Secretary. If the Company was unable to reach a settlement with Mr. Warshawsky, and it is ultimately determined that Mr. Warshawsky was terminated by the Company without cause under the terms of his employment agreement, the Company would have to pay Mr. Warshawsky $600,000 and reimburse him for the cost of up to the first twelve months of continuing group health plan coverage that Mr. Warshawsky and his covered dependents are entitled to receive under federal law. In addition, the Company's repurchase option would lapse with respect to 80,032 shares of the Company's common stock held by Mr. Warshawsky. In May 2006, Mr. Warshawsky filed suit for wrongful termination.

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

The Company recognized $0 and $275,841 for the three months ended and $799,248 and $551,683 for the six months ended December 31, 2006 and 2005, respectively, of amortization expense related to the CEO and CFO deferred compensation.

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. As of December 31, 2006, the Company has recorded a valuation allowance against the entire deferred tax asset.

As of December 31, 2006, the Company had net operating loss carry forwards available in future periods to reduce income taxes that may be payable at those dates. For federal and California income tax purposes, net operating loss carry forwards amounted to approximately $26.9 million and expire during the years 2026 and 2016, respectively.

NOTE 8 - LITIGATIONS

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

On August 30, 2006, the Company received a letter from counsel to Human Electronics (one of our vendors) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped to the Company. Human Electronics asserts that the invoices totaled $2,058,871 and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due. Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days. The Company responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of Company's assets (consisting of tooling, some inventory and parts) in Human Electronics' possession. The Company offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics. On October 5, 2006, Human Electronics filed a complaint in California Superior Court for the County of Los Angeles, Central District (case number BC359815). The complaint alleges, among other things, that the Company breached its contract with Human Electronics and that the Company defrauded Human Electronics by knowingly making false assertions and representations. The complaint also alleges that the Company became indebted to Human Electronics for goods and services delivered to us and seeks damages in the amount of at least $488,549 plus interest and attorneys' fees.

On November 7, 2006, the Company received a letter from counsel for the Korea Export Insurance Corp (KEIC), the insurance company referenced above, requesting payment of the balance due on the Human invoices of $1,570,323.  On January 18, 2007, the Company entered into a settlement with KEIC, under which KEIC agreed to release us of all claims in exchange for our payment to KEIC of $1,570,322, which is the amount that KEIC paid to Human under the above-referenced insurance policy.  Under our agreement with KEIC, the Company agreed to pay this amount as follows: $314,064 in cash, which the Company paid on January 26, 2007, and a promissory note in the amount of $1,256,258 for the balance of the amount due under the agreement. The promissory note issued to KEIC provides for 11 monthly payments of $114,205.

On January 30, 2007, the Company obtained copies of two complaints (the “Allen Complaints”) that the Company was informed would be filed with the Superior Court of California, Central District on Friday, February 2, 2007 by Richard D. Allen, Sr., against the Company and Sanders Morris Harris, Inc., a significant stockholder of the company. Mr. Allen served as Chief Executive Officer and President of the Company from July 2005 until termination of his employment by the Company in August 2006. Mr. Allen remains a member of the Company's Board of Directors. The complaints allege that Mr. Allen was terminated without “cause” and that, pursuant to the terms of our employment agreement with him dated June 30, 2005, he is entitled to (a) a severance payment in the amount of $1,000,000; (b) a bonus payment of up to $600,000 or a pro rata portion thereof; (c) health benefits for a period of one year; and (d) a release of our repurchase option with respect to certain of our shares of common stock issued to Mr. Allen pursuant to the terms of the employment agreement. Mr. Allen seeks declaratory relief as well as damages from the company. Mr. Allen’s complaint against Sanders Morris Harris includes an allegation of intentional interference with Mr. Allen’s employment agreement with the company. As of February 9, 2007 the Company received notice that the Allen Complaint against Sanders Morris Harris, Inc. was filed, but the Allen Complaint against Ronco Corporation has not been filed.

 NOTE 9 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously recorded the registration penalties expense of $1,048,000 as a dividend for the three and six months ended December 31, 2005. The Company has restated its December 31, 2006 consolidated financial statements to reflect the dividend as an expense in the consolidated statements of operations and the consolidated statement of cash flows. The restatement resulted in the increase in net loss of $1,048,000 and had no effect on net loss per share attributable to common stockholders for the three and six months ended December 31, 2005.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many of the statements included in this report contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in our June 30, 2006 annual report on Form 10-K Amendment 2 under the heading “Risk Factors,” as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this report is intended to update the information contained in our annual report on Form 10-K/A Amendment 2 for the period ended June 30, 2006 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such report. The following discussion and analysis of the results of operations and financial condition of Ronco Corporation as of December 31, 2006, and June 30, 2006, and for the three and six month periods ended on December 31, 2006 and 2005 should be read together with the financial statements of Ronco Corporation, and the notes to those financial statements included elsewhere in this report.

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

Our future strategy calls for us to continue to emphasize the direct response while working to enhance our wholesale market. We believe that increased advertising in the direct response market will result in greater wholesales sales, as well. If our wholesale sales increase as a percentage of total sales, our gross margin is likely to decline as margins associated with wholesale revenues are typically lower than margins associated with direct response revenues. In addition, our advertising expense will also decline as we do not incur any advertising cost related to wholesale revenues.

Components of Revenue and Gross Profit

  Sources of Revenue

We principally derive revenue from the sale of our products directly and indirectly to consumers. We market our products to consumers directly through direct response television, our website and customer service department. We derive the majority of our revenue from direct response television sales. We also generate revenue through shipping and handling fees for each order shipped by us to consumers who purchase our products through our direct response television and online channels. Management estimates that shipping and handling and extended service contracts accounts for approximately 31% of our direct sales. Management estimates that 85% of our customers pay for their orders in a single payment, and approximately 15% of our customers elect to make multiple payments.

We also derive revenue from sales to our wholesale distribution partners and selling directly to retailers. In an effort to increase the sales in this market, we have selectively re-introduced certain of our existing products into retail distribution.

A modest amount of revenue is derived each year by providing customer lists to third parties for a fee as well and from interest income from cash.

Our net sales are determined by subtracting an allowance for returns from our gross product sales and list sales. Our returns currently average less than 4% of our gross product sales.

  Costs of Goods Sold

Cost of goods sold consists primarily of the costs of the finished goods as received by us from our third-party manufacturing partners and purchasing and inspection costs We generate higher gross margins on products sold through our direct response channels (including television, online sales and our customer service department) than through wholesale accounts. We expect our costs of good sold to increase as the sale of our products through our wholesale accounts increase, and our direct response sales decrease, as a percentage of our total product sales.

Components of Operating Expenses and Other Items

Selling, General and Administrative Expenses

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

Our general and administrative expenses consist of compensation and associated costs for general and administrative personnel, facility costs, as well as certain insurance, legal, audit, technology and miscellaneous expenses. We expect that general and administrative expenses will decrease as a percentage of total sales due to the changes in our management team, including the termination of the employment of Mr. Richard Allen, our former Chief Executive Officer, and Mr. Evan Warshawsky, our former Chief Financial Officer, as well as reduced amortization expense of approximately $3 million per annum associated with the impairment of intangibles at June 30, 2006.

  Interest Expense (Income)

Interest expense consisted of interest accrued on a loan made by Ronald M. Popeil in connection with the purchase of the Ronco assets; our line of credit with Wells Fargo Bank, which was fully repaid and terminated in August 2006; interest on our borrowings under the Prestige factoring agreement and loan with Crossroads Financial LLC, including loan fees; and interest on the loan agreements with Laurus Capital and Sanders Morris Harris, Inc. and associated amortization of beneficial conversion feature.

Income Taxes

Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in the deferred income tax assets and liabilities. We record deferred income tax assets and liabilities for differences between the financial statements and income tax bases of assets and liabilities. To the extent we believe that recoverability of our deferred tax assets is not likely, we are required to establish a valuation allowance. Based on our history of operating losses, we do not have a sufficient basis to project that future income will be sufficient to realize the deferred tax assets during the period in which our net operating loss carryforwards remain available. We have established a valuation allowance against the full value of our deferred tax assets due to the uncertainty surrounding the realization of these assets. At such time as we determine that the recoverability of deferred tax assets becomes more likely realizable than not, we will reduce the valuation allowance against our deferred tax assets. The effect of a change in judgment concerning the realizability of deferred tax assets would be included in income from ongoing operations.

Results of Operations

The following table sets forth our results for the three and six months ended December 31, 2006 compared with the three and six months ended december 31, 2005.

	Three months ended December 31,	Three months ended December 31,	Six months ended December 31,	Six months ended December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions, except percentages)
Income Statement Data:
Net Sales	$19.7	$29.6	$29.3	$42.7
Gross profit	14.3	20.2	18.9	28.8
Gross margin	73%	68%	65%	67%
Selling, general and administrative	(13.9)	(20.7)	(22.7)	(34.2)
Registration penalty expense		(1.0)		(1.0)
Loss on Extinguishment of debt	(5.8)	—	(5.8)	—
Operating (loss) income	(5.4)	(1.5)	(9.6)	(6.4)
Interest expense, net	(1.1)	(0.4)	(1.5)	(0.7)
Income tax benefit	—	0.3	—	2.4
Net loss	$(6.5)	$(1.6)	$(11.1)	$(4.7)

Three and Six Months Ended December 31, 2006 Compared with the Three and Six Months Ended December 31, 2005

Net Sales

Net sales for the three and six months ended December 31, 2006 were $19.7 million and $29.3 million, respectively, compared with $29.6 million and $42.7 million, respectively, for the three and six months ended December 31, 2005. The decline of $9.9 million, or 34%, in net sales for the three months ended December 31, 2006 is primarily due to a decline in direct response sales of our rotisserie ovens by approximately $1.3 million, in our wholesale sales by approximately $10.4 million, a decline of approximately $1.7 million in direct response sales of other products, including the pasta maker, food dehydrator and pocket fisherman, and a decline of $0.6 million in list sales and commissions on advertising. These decreases were partially offset by an increase in direct response sales of our cutlery product line of $4.1 million. The decline of $13.4 million, or 31%, in net sales for the six months ended December 31, 2006 is primarily due to a decline in direct response sales of our rotisserie ovens by approximately $3.2 million, in our wholesale sales by approximately $8.8 million, a decline of approximately $1.7 million in direct response sales of other products, including the pasta maker, food dehydrator and pocket fisherman, and a decline of $0.8 million in list sales and commissions on advertising. These decreases were partially offset by an increase in direct response sales of our cutlery product line of $1.1 million.

Net sales declined primarily due to the fact that our sales to retailers decreased due to excess inventory on the market and low priced merchandise being offered in prior periods because of our liquidating inventory to generate cash. Additionally, prior to August 2006, we experienced a steady decrease in advertising resulting in less demand for our products from traditional retailers. We did experience an increase in direct response sales for the three months ended December 31, 2006 despite the fact that our infomercials are more than 2 years old and we have not provided our other products with any significant marketing support during the last several years. Historically our infomercials generate the highest sales in the first six months to a year, then decline as the infomercial loses its freshness. We were able to “re-fresh” our infomercials in August and September by changing the offers. These new offers increased the effectiveness of our infomercials and resulted in our direct response sales being $16.0 million and $19.6 million, respectively, for the three and six months ended December 31, 2006, compared with a direct response sales of $14.9 million and $23.5 million, respectively, for the three and six months ended December 31, 2005. Our direct response sales increased by 7% and declined by 16%, respectively, for the three and six months ended December 31, 2006 as compared to the same periods ended December 31, 2005. Our sales through wholesale accounts were $3.5 million and $9.4 million, respectively, for the three and six months ended December 31, 2006, compared with wholesale sales of $14.0 million and $18.3 million respectively, for the three and six months ended December 31, 2005. Our sales through wholesale accounts decreased by 75% and 49%, respectively, for the three and six months ended December 31, 2006, compared with the three and six months ended December 31, 2005. We expect the direct response trend to continue to reverse for our rotisserie and cutlery lines as we continue to change the offers on older infomercials, introduce new products and produce new infomercials. We also expect our wholesale revenues to rebound as we increase the amount we spend on advertising.

Gross Profit and Gross Margin

Gross profit for the three months ended December 31, 2006 was $14.3 million, as compared with $20.2 million, for the three months ended December 31, 2005. The decrease is primarily due to a decrease in our direct response sales and our wholesale accounts. Our cost of sales does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses. Accordingly, our margins might not be comparable with those of other companies in our industry.

Gross profit for the six months ended December 31, 2006 was $18.9 million, as compared with $28.8 million, for the six months ended December 31, 2005. The decrease is primarily due to a decrease in our direct response sales as a percentage of total sales. Our gross profit is higher for our direct response sales, thus an increase in the percentage of direct response sales will result in higher costs and a lower gross profit. Our cost of sales does not include fulfillment and shipping costs, which are included in selling, general and administrative expenses. Accordingly, our margins might not be comparable with those of other companies in our industry.

The gross margin increased from 68% to 73%, for the three months ended December 31, 2005 and December 31, 2006, respectively. The average gross margin percentage for our direct response business for the three months ended December 31, 2006 and December 31, 2005 remained constant at 79%. The average gross margin percentage for our wholesale business for the three months ended December 31, 2006 was 47%, compared with 55% for the three months ended December 31, 2005. The lower gross margin percentages for our wholesale business during the three months ended December 31, 2006 was caused primarily by acceptance of large credits from existing customers in advance of the holiday season and pricing pressure due to limited infomercial advertising. For the three months ended December 31, 2005, we primarily sold wholesalers products through distributors. Additionally we generated minimal revenue from list sales and commissions from telemarketers, with respect to which we incurred no cost of sales.

The gross margin decreased from 67% to 65%, for the six months ended December 31, 2005 and December 31, 2006, respectively. Our gross margin decreased for the six months ended December 31, 2006, primarily because of a decrease in our revenue from wholesalers and an increase in our direct response sales with lower than usual gross margins, as a percentage of our overall sales. Revenue from wholesalers accounted for approximately 32.2%, of our net sales for the six months ended December 31, 2006 as compared with 42.8% of our net sales for the six months ended December 31, 2005. Revenue from our direct response sales accounted for 67.0% of sales for the six months ended December 31, 2006 as compared with 55.0% of sales for the six months ended December 31, 2005. The average gross margin percentage for our direct response business for the six months ended December 31, 2006 was 75%, compared with 78%, for the six months ended December 31, 2005. The average gross margin percentage for our wholesale business for the six months ended December 31, 2006 was 44%, compared with 51% for the six months ended December 31, 2005. The gross margin percentages for our direct response business decreased from the six months ended December 31, 2005 to 2006 because of a new offer on the Six Star+™ Cutlery product line that increased the percentage of sales of Six Star+™ Cutlery and total direct response sales to 61%, at December 31, 2006. Although our Six Star+™ Cutlery product line yields a higher gross margin than our Showtime™ product line, our margin decreased because the new offer on Six Star+™ Cutlery product had a lower gross margin than with previous offers. The lower gross margin percentages for our wholesale business during the three and six months ended December 31, 2006 were caused primarily by acceptance of large credits from existing customers in advance of the holiday season and pricing pressure due to limited infomercial advertising. For the six months ended December 31, 2005, we primarily sold wholesalers products through distributors. Additionally we generated minimal revenue from list sales and commissions from telemarketers, with respect to which we incurred no cost of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2006 and 2005 were $13.9 million and $20.7 million, respectively and $22.7 million and $34.2 million, for the six months ended December 31, 2006 and 2005. For the three months ended December 31, 2006, this decrease of approximately $6.8 million or 33% was primarily due to a $4.2 million reduction in advertising expenses associated with the increased effectiveness of infomercials with the new offers, a $1.4 million reduction in credit card fees and shipping and handling expense due to the reduced sales. Additionally, professional fees and salaries and related expenses decreased by approximately $0.8 million as we reduced our headcount and also spent less on legal and consulting expenses primarily to conserve our cash. In addition, for the three months ended December 31, 2006, our amortization expense of intangible assets declined by approximately $0.9 million, primarily because we took an impairment charge of approximately $24 million as of June 30, 2006. This was in addition to a decrease of approximately $0.3 million in amortization of stock compensation and an increase of approximately $0.9 in other selling, general and administrative expenses, such as rent, insurance, storage and computer expense for the three months ended December 31, 2006. For the six months ended December 31, 2006, this decrease of approximately $11.5 million or 34% was primarily due to an $8.0 million reduction in advertising expenses associated with the increased effectiveness of infomercials with the new offers, a $2.2 million reduction in credit card fees and shipping and handling expense due to the reduced sales, professional fees and salaries and related expenses decreased by approximately $1.0 million as we reduced our headcount and also spent less on legal and consulting expenses primarily to conserve our cash. In addition, for the six months ended December 31, 2006, our amortization expense of intangible assets declined by approximately $1.6 million primarily because we took an impairment charge of approximately $24 million as of June 30, 2006. This was in addition to an increase of approximately $0.2 million in amortization of stock compensation and an increase of approximately $1.1 million in other selling, general and administrative expenses, such as rent, insurance, storage and computer expense for the six months ended December 31, 2006.

As a percentage of revenues, selling, general and administrative expenses increased from 70% to 71%, for the three months ended December 31, 2006 to 2005 and decreased from to 80% to 78%, for the six months ended December 31, 2006 compared to 2005. As a percentage of revenues, selling, general and administrative expenses increased for the three months ended December 31, 2006 primarily due to a timing difference in our wholesale sales that shipped in the first quarter this year and the second quarter last year. The increase of wholesale sales in the quarter ended September 30, 2006 resulted in minimal related increase of selling, general and administrative expenses for that period. The decrease for the six months ended December 31, 2006 was primarily due to a decrease in advertising expense, with a reduction in salaries and professional fees, amortization of intangible assets, and credit card fees and shipping and handling expense.

Registration Penalties expense

In connection with the sale of our Series A stock we were required to have our Registration Statement effective by October 2005. We were unable to complete the Registration Statement as such we incurred a penalty of $1.0 million for the three and six months ended December 31, 2005.

Loss on Extinguishment of Debt

Our loss on extinguishment of debt for the three and six months ended December 31, 2006 was $5.8 million. The loss represents the extinguishment of debt related to the Sanders Morris Harris loan dated June 9, 2006 that was modified on October 18, 2006 and represented a substantial change in accordance with EITF 98-5 in the terms of the conversion feature.

Operating income/ loss

Our operating loss for the three months ended December 31, 2006 was $5.4 million compared with $1.5 million loss for the three months ended December 31, 2005. Our loss for the six months ended December 31, 2006 was $9.6 million compared with $6.4 million loss for the six months ended December 31, 2005. The increase in our operating loss of approximately $3.9 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 is primarily attributable to reduced selling, general and administrative expenses by $6.8 million, partially offset by loss on extinguishment of debt of $5.8 million in 2006 and registration penalty expense in 2005. The increase in our operating loss of approximately $3.2 million for the six months ended December 31, 2006 compared to the six months ended December 31, 2005 is primarily attributable to reduced selling, general and administrative expenses by $11.5 million, partially offset by loss on extinguishment of debt of $5.8 million in 2006 and registration penalty expense in 2005.

Net interest expense

Our net interest expense for the three and six months ended December 31, 2006 was $1.1 million and $1.5 million, respectively, as compared to $0.4 million and $0.7 million, respectively, during the three and six months ended December 31, 2005. The interest expense relates to the Sanders Morris Harris loan, Laurus note, line of credit, Crossroads note, the Popeil note, borrowings under our factor agreement and the amortization of warrants. The increase in interest expense of $0.7 million and $0.8 million, respectively, for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005, is due to higher loan balances, new loan balances, and the amortization of warrants on the Laurus and Popeil promissory notes which was recorded as interest for accretion of debt.

Income Tax

For the three and six months ended December 31, 2005, we recorded an income tax benefit of $0.3 million and $2.4 million, respectively. For the three and six months ended December 31, 2006 we provided a full valuation allowance to offset the benefit since we do not expect to realize our net operating losses in the future.

Net loss

Our net loss for the three months ended December 31, 2006 and 2005 was $6.5 million and $1.6 million, respectively, and our net loss was $11.1 million and $4.7 million, respectively, for the six months ended December 31, 2006 and 2005. The increase in our net loss of approximately $4.9 million and $6.4 million, respectively, for the three and six months ended December 31, 2006 is due to the increase in loss on extinguishment of debt, interest expense and the decrease in gross profit. In addition, we did not record any tax benefit in 2006 as compared to 2005 when we recognized $0.3 million and $2.4 million in tax benefit for the three and six months ended December 31, 2005, respectively.

Liquidity and Capital Resources

Principal liquidity needs have been for television media, the majority of which is required to be prepaid two to four weeks in advance of the air date, and for cost of goods. Our cost for television has declined as a percentage of our sales due to our increased effectiveness in purchasing media which we expect will reduce our need for liquidity. However, we expect the impact of this on our liquidity will be offset by our need to purchase more inventory to support our wholesale business and our investments in future products and infomercials to sell those products.

As of December 31, 2006, our total working capital deficit was $1.7 million as compared with a working capital surplus of $4.0 million as of December 31, 2005. Our December 31, 2006, negative working capital included the current portion of our debt to the predecessor entities of $3.6 million and accounts payable of approximately $8.5 million and note payable of approximately $4.1 million.

On October 6, 2006, we signed a loan agreement with Crossroads Financial on a $4 million credit facility. On October 18, 2006, we secured a $4 million term loan and a credit line of up to $11 million from Laurus Master Fund Ltd. (“Laurus”). We also received an additional $1.5 million under our loan letter agreement with Sanders Morris Harris, which was amended concurrently with the consummation of the Laurus transaction on October 18, 2006. We used a portion of the proceeds available under the Laurus loan and credit line to repay amounts owed to certain of our lenders, including all amounts owed to Crossroads as well as amounts owed under our factoring agreement. Also, on October 18, 2006, we used $1,250,000 of the loan proceeds to reduce our debt to Mr. Popeil and the predecessor entities. We made changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business, delaying the development and marketing of new products, delaying the expansion of our international sales, delaying the development of new infomercials. Although we obtained financing through Laurus, we may need additional financing in the near future and we may need to make further changes in our business strategy in order to conserve cash, such as delaying further expansion of our wholesale business and/or reducing advertising directed toward our direct response business. We were sued by our vendor, Human Electronics and settled with their insurance provider Korean Export Insurance Corporation for $1.6 million. We were also required to increase our cash reserves to support our credit card processing. These issues make the future funding of our Company uncertain.

Sources and Uses of Cash

The following table sets forth cash flow for the periods presented:

	For the Six months ended
	December 31, 2006	December 31, 2005
Net cash provided by (used in) operating activities	$(3.5)	$0.2

Net cash provided by (used in) investing activities	(1.2)	0.3

Net cash provided by (used in) financing activities	6.3	(0.9)

Net increase (decrease) in cash	1.6	(0.4)
Cash and cash equivalents, beginning of period	0.4	0.8

Cash and cash equivalents, end of period	$2.0	$0.4

Cash Flows - Six Months ended December 31, 2006 Compared with Six Months ended December 31, 2005

For the six months ended December 31, 2006, we used approximately $3.5 million in cash to fund our operations. This was primarily due to our net loss of approximately $11.1 million, increase in accounts receivable of $2.3 million, increase in inventory of $1.7 million and an increase in prepaid and other current assets of $0.2 million. This was partially offset by an increase in accounts payable of $1.0 million and accrued expenses of $1.1 million and an increase in deferred income of $.1 million. Accounts payable and accrued expenses increased due to an extension in the payment terms from our factories in China and generally deferring paying our other vendors. Our current deferred income balance represents cash we collected for products that we had not shipped by December 31, 2006. We recorded loss on extinguishment of debt of $5.8 million, depreciation and amortization expense of $1.6 million, bad debt expense of $0.3 million, amortization of deferred compensation expense of $0.8 million, non-cash interest expense of $1.0 million for the six months ended December 31, 2006.

For the six months ended December 31, 2005 we used approximately $0.2 million to fund our operations. This amount was used to fund operating losses of $3.7 million, increase inventory by $5.5 million and increase accounts receivable by $4.2 million. This was partially offset by an increase in accounts payable and accrued liabilities of $10 million, deferred income of approximately $0.9 million, and depreciation and amortization of $3.2 million. Our inventory increased during our second quarter to meet the increased sales demands typical during our third quarter. In addition, our accounts receivable increased because our wholesale sales, for which we incur accounts receivable, increased by 38% for the six months ended December 31, 2005 as compared to the same period in 2004. We also received an income tax benefit during this quarter. Accounts payable rose during the second quarter due to our build up of inventory during the six months ended December 31, 2005. Depreciation and amortization also increased due to the amortization of intangible assets acquired in connection with our purchase of the Ronco business in June 2005.

For the six months ended December 31, 2006, we used $1.2 million in investing activities. We paid $0.6 million to purchase equipment, including software, had an increase in restricted cash of $1.2 million and received $0.6 million from the sale of securities.

For the six months ended December 31, 2005, we generated approximately $0.3 million by investing activities. We paid approximately $0.2 million to purchase equipment, including software, and used $0.5 million for the purchase of short term investments which way set aside as a credit card reserve for Wells Fargo Merchant Services, our credit card processor and we received proceeds from the sale of securities of $1.0 million.

For the six months ended December 31, 2006, we generated $6.3 million from our financing activities. We received $9.8 million in long-term debt proceeds and we made payments on notes payable of $4.0 million, payments on the Seller Entities note of $2.1 million and had net borrowings under the line of credit of $3.0 million.

For the six months ended December 31, 2005, we used approximately $0.9 million in financing activities. We received net proceeds of $0.4 million from a line of credit, which we used for working capital, and $45,000 from a long term loan, which we used to acquire a vehicle. During the six months ended December 31, 2005, we also repaid approximately $1.3 million on notes payable to the Seller Entities in connection with our acquisition of the Ronco business.

The Seller Entities Promissory Notes

In connection with our purchase of the Ronco business, we issued promissory notes to the predecessor entities and Ronald M. Popeil. The aggregate principal amount of the notes is $16.3 million, which may be adjusted pursuant to the terms of the purchase agreement. The aggregate principal amount of the notes was based on the estimated net value of the Ronco business. The amount of the notes may be increased if the actual net value of the Ronco business exceeds the estimated amount, and decreased if the actual net value is less than the estimated amount, as provided in the notes. We completed an accounting after the closing of the acquisition to determine the actual net value of the Ronco business as of the closing date and determined that the actual net value is lower than the estimated value specified in the purchase agreement. Under the terms of an agreement with Mr. Popeil that we signed in connection with Laurus loan transaction we completed in October 2006, Mr. Popeil agreed and confirmed that the original aggregate principal amount of the Seller Entities promissory notes was $13,158,180. As of December 31, 2006, the balance on these notes was approximately $11.3 million, including accrued interest of $1.7 million. During the quarter ended December 31, 2006 we repaid approximately $2.1 million of the principal amount and as of December 31, 2006 we owe approximately $1.5 million in past due principal payments and are currently making no principal payments against this note, as is required under this note.

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

Upon occurrence of an event of default that is not cured by the time period set forth in the promissory notes, the interest rate on the notes will increase to 11% per annum and any unpaid principal and interest will become immediately due and payable. In addition, the promissory notes provide that upon the occurrence of an event of default Mr. Popeil will have the right to reclaim any ownership interest in his name and likeness previously sold or licensed to us and will receive a right of first refusal to purchase the intellectual property rights we acquired as part of our acquisition of the Ronco business before these rights may be sold or transferred to any other party.

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

Pursuant to the loan agreement, SMH agreed to loan us an additional $1,500,000 subject to certain closing conditions, including the mailing of an offer to each of the holders of our Series A Convertible Preferred Stock to the extent of their pro rata share of our outstanding shares of Series A Convertible Preferred Stock to participate in our closing on a credit agreement for a facility of not less than $15 million.

Although all conditions were not satisfied, on October 18, 2006, in connection with the financing obtained through Laurus Master Fund Ltd., SMH agreed to loan us the additional $1,500,000 in exchange for a second promissory note in the principal amount of $1,500,000. We also amended our letter loan agreement with SMH to amend and restate the form of the promissory notes issued under the agreement, to eliminate certain requirements and conditions under the agreement and to make certain other changes to the terms of our agreement with SMH. The amended letter loan agreement provides, among other things, that: (i) the closing of our rights offering would take place 45 days after the mailing of the offer to each of the holders of our Series A Convertible Preferred Stock to participate, to the extent of their pro rata share of the our outstanding shares of Series A Convertible Preferred Stock, in such rights offering by loaning to us up to an additional $3,000,000 (which funds would be used by us to pay off the loans made by SMH to us under the letter loan agreement); (ii) SMH will (subject to certain conditions) reinvest the rights offering funds paid to it by us within 30 business days after the closing of the rights offering; (iii) we are not required to maintain Richard F. Allen, Sr. as our Chief Executive Officer and as a member of the our Board of Directors; (iv) the mailing of the rights offering materials, to the extent permissible under applicable federal and state securities laws, to our Series A Convertible Preferred Stockholders must take place by the earlier to occur of seven days after December 31, 2006 or the end of the period designated for determining the current market value of our common stock; and (v) the failure to close the rights offering within forty-five days after the date of the mailing of the rights offering materials to the holders of our Series A Convertible Preferred Stock will not constitute an event of default under the letter loan agreement with SMH (as amended). Under the agreement, we agreed to use our reasonable commercial efforts to file Amendment No. 7 to the registration statement no later than October 31, 2006. SMH also agreed to waive any breach of the letter loan agreement and the related loan documents that occurred before October 18, 2006, and agreed to waive any event of default under the letter loan agreement or the initial subordinated promissory note issued to SMH on June 9, 2006 that occurred prior to October 18, 2006. In addition, under the terms of the amended letter loan agreement, SMH re-assigned proceeds under a life insurance policy for $15 million on the life of Ronald M. Popeil to SMH, which we previously assigned to SMH under the terms of the original agreement signed on June 9, 2006. The loans under the loan agreement bear interest at a rate of 4.77% per annum. Interest will be due and payable on the initial promissory note on the first and second anniversary of the issuance of the notes and at the maturity date. All interest and outstanding principal on the second promissory note will be payable on the earlier of June 9, 2009 or any refinancing of the loan with Laurus Master Fund Ltd. Under the terms of the amended letter loan agreement, the principal and interest payable on the notes issued under the loan agreement are convertible into shares of our common stock at conversion price based on the weighted average of the stock sale price for the twenty consecutive trading days after the registration statement to which this prospectus relates becomes effective. However, if the registration statement does not become effective in time so that this twenty-day period ends by December 31, 2006, (subsequently amended to March 15, 2007), the principal and interest payable on the notes will be convertible at a price of $0.17 per share.

Factoring Agreement

On October 25, 2005, we entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige”), pursuant to which Prestige agreed to buy and accept, and we agreed to sell and assign, certain accounts receivable owing to us with recourse except for payment not received due to insolvency. On October 18, 2006 as part of the Laurus funding, this credit facility was repaid in full.

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

We may from time to time draw loans under the note. The amount that may be outstanding at any one time under the note is based on a formula that takes into account the amount of our available inventory and available accounts. In the event of default, if notified by Laurus, we will be required to pay additional interest on the outstanding principal balance of the note in an amount equal to 0.5% per month.

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

Going Concern

We incurred net losses of approximately $47.4 million for the year ended June 30, 2006, and had a working capital deficiency of approximately $12.9 million as of June 30, 2006. We have suffered significant losses from operations and have negative cash flows from operations. The 2006 loss included an impairment of goodwill and intangibles of $24.5 million. We incurred a net loss of approximately $11.1 million for the six months ended December 31, 2006 and had working capital deficit of approximately $1.7 million as of December 31, 2006. The Company has been sued by a vendor, Human Electronics. The total amount of the claim, excluding attorneys' fees and other expenses, is approximately $0.5 million. Additionally, we were required by our credit card processing company to increase our restricted cash reserves by approximately $1.25 million through December 2006 to support its credit card processing. These issues as well as our history of historical operating losses, negative working capital, and risks normally associated with debt financing including the risk that our cash flow will be insufficient to meet required payments of principal and interest make the ability of our company to meet our financial obligations as they become due uncertain.

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

On October 18, 2006, we closed a debt financing transaction with Laurus Master Fund Ltd., under which we secured from Laurus a term loan of $4.0 million and a revolving credit line of up to $11 million. Concurrently with the completion of the Laurus financing transaction, we amended our letter loan agreement with SMH and borrowed from SMH an additional $1.5 million. We used a portion of the proceeds available under the Laurus financing to repay amounts owed to certain other lenders, including amounts owed to Crossroads Capital and Ronald M. Popeil. We believe the balance of the funds available to us under our financing arrangements with Laurus and SMH will be sufficient to satisfy our working capital requirements for the next six months. We plan to raise additional capital through one or more debt or equity financing transactions, as needed, if we are unable to generate sufficient cash flow from our operating activities. We have also taken steps to reduce expenditures, salaries and other operating costs.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that foreign currency fluctuations significantly affected our financial position and results of operations as of and for the six months ended December 31, 2006.

We do not believe that inflation or changing prices has had a material impact on our net sales, revenues or income from operations for the six months ended December 31, 2006.

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

Our pre-tax earnings and cash flows are exposed to change in interest rates as our borrowings under our term loan with Laurus bears interest at a specified prime rate plus 2%, and our credit line with Laurus bears interest at a specified prime rate plus 1%. As of December 31, 2006, our term loan carried interest at 10.25%, and our credit line carried interest at 9.25%. As of December 31, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to our term loan and our credit line would have less than a $100,000 unfavorable impact on our earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

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

Based on their evaluation, as of December 31, 2006, the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be disclosed by us on this Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on our identification of three weaknesses in our internal controls over financial reporting as of December 31, 2006. The material weaknesses are:

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

We are in the process of upgrading the reporting capabilities on our direct response sales and accounts receivable database and expect to have this issue resolved by March 31, 2007.

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

We have chosen a warehouse management system and expect to complete our implementation by June 30, 2007. In addition, we are currently implementing procedures to keep all inventory pick tickets and creating a standardized document for shipped items. We expect to have this fully implemented by March 31, 2007.

These matters have been discussed among management, the audit committee and our independent registered public accountants.

Accounting for Equity Transactions

We have inadequately accounted for equity transactions in our financial statements.

Our reporting of dividends and their accrual was reported on a net basis, resulting in an understatement of the charge to earning and an understatement of our additional paid in capital. This understatement required a restatement of our annual financial statements for the year ended June 30, 2006.

In addition, our reporting of the change in the preferred shareholders’ agreement with the Company did not properly reflect the payment of penalties for our failure to register the preferred stock within in the time stated in the shareholders’ agreement.

We have expanded our review of all equity transactions and where necessary have engaged outside consultants to advice and counsel. We believe that these changes fully address the issue.

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

On August 30, 2006, we received a letter from counsel to Human Electronics (one of our vendors) demanding payment for allegedly unpaid invoices amounting to some $488,549 for a large quantity of items manufactured and shipped to us. Human Electronics asserts that the invoices totaled $2,058,871 and that of that amount, an insurance company paid them $1,570,323 and that the unpaid balance is still due. Human Electronics then threatened suit if the amount claimed to be due was not paid in 7 days. We responded to the demand on September 5, 2006 asserting a number of responses, including offsets and demanding that Human Electronics return certain of our assets (consisting of tooling, some inventory and parts) in Human Electronics’ possession. We offered to pay the balance ultimately determined to be due, subject to working out a definitive settlement agreement that includes a payment arrangement with the insurance carrier, a payment arrangement with Human Electronics and working out a resolution with respect to the disposition of the remaining issues addressed in the initial demand letter from Human Electronics. On October 5, 2006, Human Electronics filed a complaint in California Superior Court for the County of Los Angeles, Central District (case number BC359815). We have not yet been served with the complaint. The complaint alleges, among other things, that we breached our contract with Human Electronics and that we defrauded Human Electronics by knowingly making false assertions and representations. The complaint also alleges that we became indebted to Human Electronics for goods and services delivered to us and seeks damages in the amount of at least $488,549 plus interest and attorneys’ fees. On November 7, 2006, we received a letter from counsel for the Korea Export Insurance Corp (KEIC), the insurance company referenced above, requesting payment of the balance due on the Human invoices of $1,570,323. On January 18, 2007, we entered into a settlement with KEIC, under which KEIC agreed to release us of all claims in exchange for our payment to KEIC of $1,570,322, which is the amount that KEIC paid to Human under the above-referenced insurance policy. Under our agreement with KEIC, we agreed to pay this amount as follows: $314,064 in cash, which we paid on January 26, 2006, and a promissory note in the amount of $1,256,258 for the balance of the amount due under the agreement. The promissory note issued to KEIC provides for 11 monthly payments of $114,205.

On January 30, 2007, we obtained copies of two complaints (the “Allen Complaints”) that we were informed would be filed with the Superior Court of California, Central District on Friday, February 2, 2007 by Richard D. Allen, Sr., against us and Sanders Morris Harris, Inc., a significant stockholder of our company. Mr. Allen served as Chief Executive Officer and President of the Company from July 2005 until termination of his employment by us in August 2006. Mr. Allen remains a member of the Company's Board of Directors. The complaints allege that Mr. Allen was terminated without “cause” and that, pursuant to the terms of our employment agreement with him dated June 30, 2005, he is entitled to (a) a severance payment in the amount of $1,000,000; (b) a bonus payment of up to $600,000 or a pro rata portion thereof; (c) health benefits for a period of one year; and (d) a release of our repurchase option with respect to certain of our shares of common stock issued to Mr. Allen pursuant to the terms of the employment agreement. Mr. Allen seeks declaratory relief as well as damages from our company. Mr. Allen’s complaint against Sanders Morris Harris includes an allegation of intentional interference with Mr. Allen’s employment agreement with our company. As of February 9, 2007 we have received notice that the Allen Complaint against Sanders Morris Harris, Inc. was filed, but the Allen Complaint against Ronco Corporation has not been filed.

Item 1A. Risk Factors

Except for the additional risks and uncertainties described below in this Item IA, there are no material changes from the risk factors set forth in Item 1A “Risk Factors of our Annual Report on Form 10-K Amendment # 2 for the fiscal year ended June 30, 2006. Please refer to that section for disclosures regarding the risk and uncertainties in our business.

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

As a result of our acquisition of the Ronco business, we had a substantial amount of goodwill and intangible assets on our balance sheet, which is subject to annual impairment analysis. We recently took a significant impairment charge as a result of a decline in value of the Ronco business we acquired, which resulted in a significant increase in our net loss. If the value of the Ronco business we acquired declines further in the future, the resulting charge would cause a reduction in our net income or a further reduction in our net loss .

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

We will test intangible assets for impairment annually in accordance with accounting principles generally accepted in the United States of America. If we conclude that our intangible assets are impaired, we will reduce it by the amount of the impairment charge. Such write-downs could dramatically impact our earnings and may result in lower trading prices for our common stock.

For the year ended June 30, 2006, we recorded an impairment charge of approximately $24.5 million based on our assessment of a decline in the value of our goodwill and intangibles and goodwill was fully impaired. The impairment of our goodwill and intangibles was primarily due to our significant decline in revenues and our lack of capital to develop new products and new infomercials. This impairment charge resulted in a significant reduction in our earnings and increase in our net loss. If we determine that the value of the Ronco business we acquired declines further in the future, we may be required to take a further impairment charge, which would cause a further reduction in our earnings, increase our net loss and harm our business.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Simi Valley, in the State of California, on December 31, 2006.

RONCO CORPORATION.

Date: February 14, 2007	By:	/s/ Paul M. Kabashima
Paul M. Kabashima. Chief Executive Officer

Date: February 14, 2007	By:	/s/ Ronald C Stone
Ronald C Stone Chief Financial Officer