Form 10-K/A
period 2006-06-30
RONCO CORP
filed 2007-02-21
CIK 869498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 4 to Form 10-K is being filed to correct a typographical error contained on the signature page for the filing of the Registrant’s Form 10-K/A (Amendment No.3). As filed, the signature page to the Form 10-K/A (Amendment No.3) inadvertently included the conformed signature of Mr. Richard F. Allen, Sr., one of the former members of the Registrant’s board of directors. However, Mr. Richard F. Allen, Sr., did not sign the Form 10-K/A (Amendment No. 3). The Registrant is filing this Amendment No. 4 solely for the purpose of filing a corrected signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2007

RONCO CORPORATION

By:	/s/ Paul Kabashima

Paul Kabashima . Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald C. Stone	Chief Financial Officer	February 21, 2007
Ronald C. Stone

/s/ John S. Reiland	Director	February 21, 2007
John S. Reiland

/s/ Thomas J. Lycos, Jr.	Director	February 21, 2007
Thomas J. Lycos, Jr.

/s/ Harold D. Kahn	Director	February 21, 2007
Harold D. Kahn

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 20, 2005, among Ronco Corporation (fka Fi-Tek VII, Inc.), the "FTK Insiders", Ronco Acquisition Corporation and Ronco Marketing Corporation.(4)

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